Form 10KSB40
period 1999-10-31
IBIZ TECHNOLOGY CORP
filed 2000-01-27
CIK 1079893

                    U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934 FOR FISCAL YEAR ENDED OCTOBER 31, 1999

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

                          Commission file number 027619

                              iBIZ TECHNOLOGY CORP.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Florida                                                86-0933890
----------------------------                                  ------------------
      (State or other                                         (I.R.S. Employer
      jurisdiction of                                          Identification
     incorporation or                                               No.)
       organization)

      1919 West Lone Cactus, Phoenix, Arizona                          85021
-----------------------------------------------------                -----------
      (Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code:                  (623) 492-9200
                                                                ----------------

           Securities register under Section 12(b) of the Exchange Act

    Title of each class                Name of each exchange on which registered
           N/A                                            N/A

           Securities to be registered under Section 12(g) of the Act:
                         Common Stock, $0.001 par value
                                (Title of Class)

        Check whether the issuer (1) filed all reports required to be filed by
Section 12 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes NO X

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        The issuer's revenues for its most recent fiscal year ended October 31, 1999 were $2,082,515.

        On January 25, 2000, the aggregate market value of the voting stock of iBIZ Technology Corp. ("iBIZ") (consisting of common stock, $0.001 par value) held by non-affiliates of the Registrant (approximately 12,368,980 shares) was approximately $14,719,086 based on the closing price for such common stock ($1.19) on said date as reported by the OTC Bulletin Board.

        As of January 27, 2000, there were 27,046,380 outstanding shares of iBIZ common stock.

        Documents incorporated by reference:  None.

                                      INDEX
                                TABLE OF CONTENTS

                                     PART I

Item 1   Description of Business                                               1
Item 2   Description of Property                                              20
Item 3   Legal Proceedings                                                    20
Item 4   Submission of Matters to a vote of Security Holders                  21

                                     PART II

Item 5   Market for Common Equity and Related Stockholder Matters             22
Item 6   Management's Discussion and Analysis or Plan of Operation            24
Item 7   Financial Statements                                                F-1
Item 8   Changes in and Disagreements with Accountants on                     29
         Accounting and Financial Disclosure

                                    PART III

Item 9   Directors, Executive Officers, Promoters and Control                 29
         Persons; Compliance with Section 16 (a) of the Exchange Act
Item 10  Executive Compensation                                               30
Item 11  Security Ownership of Certain Beneficial Owners and                  32
         Management
Item 12  Certain Relationships and Related Transactions                       34
Item 13  Exhibits and Reports on Form 8-K                                     34
               iBIZ Technology Corp. ("iBIZ" or the "Company") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Form 10-KSB or that are otherwise made by or on behalf of the Company. For this purpose, any statement contained in the Form 10-KSB that is not a statement of historical fact may be deemed to be a forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that may affect the Company's results include, but are not limited to, the Company's history of losses, its need for additional financing and its competitive marketing environment. The Company is also subject to other risks detailed herein or detailed from time to time in the Company's filings with the Securities and Exchange Commission.

                                     PART I

ITEM 1  DESCRIPTION OF BUSINESS

iBIZ HISTORY

               iBIZ was originally incorporated under the laws of the State of Florida in 1994. From its incorporation through December 31, 1998, the Company operated as a development stage company with no operations or revenues while it sought to identify a strategic business combination with a private operating company. To facilitate the acquisition of a private company doing business outside of its initial purpose upon incorporation, the Company changed its name to EVC Ventures, Inc. in May 1998 and to INVNSYS Holding Corporation in October 1998.

               Effective January 1, 1999, the Company entered into a Plan of Reorganization and Stock Exchange Agreement with INVNSYS Technology Corporation ("INVNSYS") and various shareholders of INVNSYS (the "Reorganization"). As a result of the Reorganization, INVNSYS became a wholly-owned subsidiary of the Company. On February 1, 1999, the Company changed its name to iBIZ Technology Corp.

               While operating as a development stage company, the Company's officers and directors were not compensated for their services. From incorporation through December 31, 1994, Mr. Julio A. Padilla served as President and sole Director. Mr. Eric P. Littman served as President and sole Director from January 1, 1995 through July 9, 1998. Thereafter, Mr. John Xinos served as President, Secretary, and Treasurer from July 10, 1998 through December 31, 1998. Messrs. Padilla, Littman and Xinos are no longer involved in the management of iBIZ and are believed not to be shareholders.

BUSINESS HISTORY OF INVNSYS

               The Company conducts business solely through its operating subsidiary INVNSYS. For your convenience, this prospectus will refer to the parent company as the Company or iBIZ and the wholly-owned operating company as INVNSYS.

               INVNSYS (formerly known as SouthWest Financial Systems, Inc.) was founded in 1979. Under the direction of INVNSYS' founder, Kenneth Schilling, the company initially focused on distributing front-end bank branch automation computer systems for networking applications. INVNSYS acted as a regional distributor for SHARP Electronics ("SHARP"), a privately held Japanese manufacturer of computers and electronic devices. In addition, INVNSYS also distributed the products of Billcon Company, Ltd., and Glory, manufacturers of bank automation and money processing systems.

               In 1985, INVNSYS became a master distributor of SHARP products and acquired the exclusive rights to distribute SHARP products to financial institutions in the western United States. Between 1987 and 1990, INVNSYS won various awards from SHARP for outstanding sales performance. Also during this time, INVNSYS began to participate in the design of computer systems for financial institutions. In cooperation with Wells Fargo Bank and SHARP, INVNSYS produced the first plain paper facsimile machine in 1990.

               In 1992, INVNSYS began to design and build its own computer systems, focusing on integrated systems for the banking industry. In 1993, INVNSYS terminated its relationship with SHARP and focused on developing its own products. In approximately 1994, INVNSYS began working in conjunction with Epson America ("Epson"), a leading manufacturer of point-of-sale computer products, in the development of products for the banking industry. For example, INVNSYS designed a software program which enabled Epson transactional printers to produce cashier's checks, an industry innovation. In addition, in cooperation with Epson, INVNSYS designed and marketed a stackable computer system for financial institutions. In 1996, INVNSYS produced its first entry into the market for complete computer systems with its Vision 2000 Multimedia Notestation, an Intel Pentium-based computer/printer combination. In October 1998, INVNSYS began to market its current line of business transaction computers, the iT series.

               iBIZ's principal offices are located at 1919 West Lone Cactus, Phoenix, Arizona 85021. iBIZ maintains a website at www.ibizcorp.com. The information on the website is not part of this Form 10-KSB.

               Statements regarding the various hardware products offered by the Company, joint ventures and marketing agreements, are forward looking and you should not rely on them or assume that the products discussed will ever be shipped in quantities sufficient to generate material revenue or that marketing agreements will generate any revenue. Many products discussed in this Form 10-KSB may ultimately not be sold or may only be sold in limited quantities. Marketing agreements may not result in anticipated revenue for the Company. Technology used in computer products is subject to rapid obsolescence, changing consumer preferences, software advancements, and competitors' products time to market. These factors, among others, may result in unforeseen changes in the types of products ultimately sold by the Company.

PRODUCTS

               INVNSYS engages in the business of designing, manufacturing and distributing small-footprint desktop computers, transaction printers, general purpose financial application keyboards, numeric keypads, cathode ray tube ("CRT") and liquid crystal display ("LCD") monitors and related products. INVNSYS also markets a line of original equipment manufacturer ("OEM") notebook computers and distributes transactional and color printers. In addition to hardware, in December 1999, INVNSYS began reselling third party software.

               INVNSYS' continued success is dependant upon the introduction of new products and the enhancement of existing products. INVNSYS is actively engaged in the design and development of additional computers and peripherals to augment its present product line. Currently, INVNSYS designs many of its products in-house. INVNSYS employs a four-person product design and development staff which is managed directly by Kenneth Schilling. During 1998, INVNSYS did not incur costs specifically allocated to research and development. During fiscal 1999, INVNSYS spent Five Thousand Fourteen Dollars ($5,014.00) on expenses directly allocated for research and development. For financial accounting purposes INVNSYS has historically not allocated any significant expenses to research and development because its equipment manufacturers actually implement the innovations of senior level management of INVNSYS. However, iBIZ considers salaries paid to senior level management involved in product design and development as costs related to research and development.

               Because of the rapid pace of technological advances in the personal computer industry, INVNSYS must be prepared to design, develop, manufacture and market new and more powerful hardware products in a relatively short time span. While INVNSYS believes that it has been successful to date in accomplishing that goal, there can be no assurance that it will continue to do so in the future.

               Business Application Small Footprint Computers

               INVNSYS believes its iT-8000 has the smallest footprint of any desktop personal computer in the industry. (A "footprint" is the amount of desk space the computer terminal covers.) The iT-8000 provides the convenience of a small footprint and the power of a traditional desktop unit. The iT-8000's compact dimensions allow it to be installed in areas where the physical space available to install a computer is limited. These applications include corporate workstations, branch bank teller platforms, supermarkets and other retail point-of-sale ("POS") machines. The iT-8000 is also suited to other space-conscious settings such as a hospital patient bedside.

               Standard features include extra serial ports for attaching peripheral devices such as magnetic card readers or check readers and a built-in local area network ("LAN") connection. Currently, the iT-8000 may be configured with Intel Pentium processors with MMX Technology (75Mhz through 233Mhz), from 2 to 256 megabyte ("MB") random access memory ("RAM"), a standard 2.5" hard drive, providing current industry capacity of up to 13 gigabyte ("GB"), and 10.4", 12.0" or 13.3" color LCD panels.

               INVNSYS recently introduced a line of "thin-client" computers. Thin-client computers are scaled down devices with limited memory and no local storage capability designed to be integrated with a centralized server. In a thin-client environment, network software applications remain on the server, while the terminal functions as the gateway to the system. INVNSYS believes thin-client systems offer increased manageability and better security as all applications run on the server and not the terminal.

               INVNSYS' thin-client computer, the iTerm-8000 (a derivative of the iT-8000), supports up to a 233 Mhz processor, 128 MB RAM, optional floppy and hard drives, and offers an attached LCD monitor. The iTerm 8000 will support Citrix Systems, Inc. ("Citrix") Independent Computing Architecture ("ICA") as the server application which is compatible with Citrix MetaFrame and WinFrame software.

               Personal Computers

               Capitalizing on its knowledge and success in designing computer systems for the financial institution industry, INVNSYS has expanded its product line to include personal home computers.

               Sahara. The Sahara Databook is a small footprint desktop computer which integrates optional Intel Pentium II/III processor power, simplified networking and sophisticated manageability features into a compact form. INVNSYS believes its flexible design allows original equipment manufacturers ("OEMS") to deliver a range of uses, from a fully-featured corporate workstation to a stripped-down network personal computer. The Sahara is sold in four basic configurations, each allowing customers to pick the options most suitable for their purposes.

               Safari. The Safari is a small footprint computer with a full array of LAN, P.O.S., entertainment and Internet applications. The Safari is offered with a range of processors including Intel Pentium, Cyrix, IBM, and AMD, may provide up to 256 MB RAM, and can be equipped with an optional LCD panel, 20X Slim Size CD-ROM drive and a 3D full duplex sound module.

               Keyboards

               Historically, INVNSYS has designed and marketed a range of keyboards and numeric keypads for financial institutions. Such products currently include the Geno 628 data pad, the Serial data numeric-only key pad, the ACK-540GP keyboard, and the TV-3682, a space-efficient keyboard designed for bank branch teller applications. The TV-3682 is encoded with a proprietary software which allows the keyboard to be used with any computer without the need to install a driver. To aid numeric input, the numeric pad is given prominence over the alpha pad. The TV-3682 also incorporates a touchpad mouse with no moving parts, which saves space and improves reliability.

               Capitalizing on the expanding market for powerful, handheld organizers, in September 1999, INVNSYS introduced its KeySync Keyboard ("KeySync"). The KeySync directly connects to all Palm devices, including the PalmVII, produced by 3COM, and allows users to more easily input data into their organizers. The KeySync is integrated with the Palm products through KeyLink software, exclusively designed for and licensed to INVNSYS.

               The KeySync's dimensions are 10" x 4-1/2" x 1-1/4" (LxWxH), and it offers a sixty-two (62) key keyboard, six (6) programmable function keys and uses three (3) "AAA" batteries to minimize draining the Palm's battery. In addition to Palm products, the KeySync is currently compatible with Microsoft CE handheld organizers.

               Palm Pilot Accessories

               In December 1999, INVNSYS began selling a foldable cradle to hold the various Palm Pilot products. Management believes this cradle is easier to use than the products offered by competitors. INVNSYS also began selling a 12-volt power adapter to enable recharging of the batteries used in the Palm Pilot in a vehicle's cigarette lighter.

               Displays and Monitors

               INVNSYS offers a line of space-saving, zero-emission LCD flat panel displays. INVNSYS believes these LCD monitors provide superior viewing angles, graphic display and brightness over conventional monitors while consuming less energy. Moreover, LCD panels do not flicker like conventional CRT monitors, thus reducing eye strain and user fatigue. INVNSYS' LCD panels take up less than one-tenth of the space needed for an equivalent cathode ray tube ("CRT") monitor and are some of the thinnest available on the market. INVNSYS believes that the flat LCD panel gives the monitor a competitive edge over conventional CRT products by providing equivalent screen sizes in less space.

               In January, 2000, INVNSYS and Harsper Co., Ltd. ("Harsper") entered into an agreement whereby INVNSYS will act as the exclusive United States distributor of certain current and all future models of Harsper LCD panels. In addition, INVNSYS will handle service and support functions for Harsper. The LCD panels will be marketed under both the iBIZ and Harsper names and will include 12.1", 14.1", 15.1" and 18.1" computer displays. INVNSYS will also offer Harsper's "high-style" LCD panels with metal cases and flat glass fronts designed for the executive or deluxe home office. INVNSYS currently anticipates offering Harsper LCD panels in the first quarter of 2000.

               The computer industry is currently experiencing a shortage of 12.1" LCD panels. To date, INVNSYS has been able to obtain adequate supplies of these LCD panels and has not experienced any significant production delays as a result of the shortage. However, if the shortage continues and INVNSYS' demand increases, INVNSYS may experience difficulties in meeting customer demand.

               INVNSYS also offers a range of conventional CRT monitors in sizes 14 to 21 inches with digital controls.

               Planned Product Introductions

               iT-9000. INVNSYS is currently developing a new small footprint Pentium II/III computer with attachable LCD monitor, currently called the iT-9000. The iT-9000 combines numerous technologies into less than one square-foot of desktop space. As a highly flexible, open-architecture platform, the iT-9000 can be configured for multiple computing roles. The iT-9000 will provide functions for visual Internet access, in-home video monitoring, family message center, home security, home control and high-resolution television reception. INVNSYS believes that by eliminating the necessity of assembling numerous electronic components, the iT-9000 will present an all-in-one solution to office desktop overcrowding. With its optional under-cabinet mounting, INVNSYS believes the iT-9000 will provide a solution to extremely limited home and office work areas.

               The iT-9000 will offer a flip-down LCD panel, and will utilize the latest Pentium III processor technology. The iT-9000 is undergoing product evaluation and management has not yet determined a customer delivery date.

               Lapboard. INVNSYS is also developing a wireless keyboard to be marketed under the name "Lapboard." This keyboard incorporates RF wireless technology and is suitable for a variety of applications including general computing, Web TV and Dish Technology. The Lapboard is ergonomically designed and features an elevated palm rest allowing the hands to be in a more natural position above the alpha keys, thus alleviating stress on the wrist. In addition, the Lapboard will offer a "bottom case" contoured for the user's lap. INVNSYS has incorporated several flexible design elements into the Lapboard, such as an interchangeable pointing device for users who prefer a trackball instead of the standard mouse touchpad. A joystick module and a sixteen (16) key programmable keypad have also been designed as interchangeable elements.

               INVNSYS has filed a patent application for the Lapboard with the United States Patent and Trademark Office. INVNSYS is conducting product evaluation and testing and management is currently evaluating the capital resources necessary to begin production.

               OEM Notebook Computers

               In addition to designing its own products, INVNSYS also offers a complete line of competitively priced, build-to-order notebook computers manufactured by Twinhead Corporation ("Twinhead") and marketed under the name "iBook." Currently, INVNSYS offers three notebook models, the Apache, Phoenix and RoadRunner.

               RoadRunner. INVNSYS believes the RoadRunner offers powerful computing power in a lightweight design. At only 1.28" high and 4.4 pounds, INVNSYS believes the RoadRunner is half the weight of most competing notebooks.

               The RoadRunner offers Intel Pentium II processors with up to 366Mhz, as well as Pentium III processors, a built in 56k fax/modem, external FDD/24X CD-ROM module or 2X/4X DVD drive, a full size keyboard and a full 12.1" TFT screen offering resolution as high as 800 x 600 pixels. The RoadRunner offers 64 MB of memory, which can be upgraded to 192 MB. Utilizing Twinhead's patented (pending) battery auto calibration system and the notebook's Advanced Configuration and Power Interface ("ACPI") power management standard, which automatically monitors and optimizes battery use, the RoadRunner provides up to
2.5 hours of full battery usage.

               Apache. The Apache offers high performance in an ultra-slim (1.54" high), compact unit. Models have a range of central processing units ("CPU's") from the Celeron MMC1 366Mhz to Intel Pentium II 400Mhz. The Apache has a 16-bit stereo sound system with built-in stereo speakers and microphone supporting full-duplex sound, a 3D graphics system with 2 MB of video RAM operating over a 64-bit memory bus and a built-in 24X CD-ROM, which is interchangeable with a 2X DVD-ROM drive. The Apache offers resolution as high as 1024 x 768 pixels with its 13.3" (XGA) or 12.1" (SVGA) built-in TFT screen.

               The Apache can be installed with up to 256 MB of memory using industry-standard Synchronous Dual in-line Memory Modules ("SO DIMM"). To improve slow input/output, the Apache also features up to 6.4 MB hard disk drive, an optional built-in 56 Kbps modem and a 32-bit CardBus PC card drive. The Apache also offers an infrared port which allows wireless file transfer and printing to other infrared-enabled systems.

               INVNSYS believes power saving is a major concern for notebook users. To address this issue, the Apache offers a processor which as of the date of this Form 10-KSB consumes up to forty percent (40%) less energy than a comparable desktop processor. In addition, the Apache has numerous user-controlled power management routines including suspend to RAM and suspend to disk. The Apache comes with Twinhead's patented (pending) battery auto calibration system, which monitors and optimizes battery use automatically. Using ACPI in tandem with battery auto calibration, battery life can be extended to more than three (3) hours on one charge. The battery will automatically recharge in approximately four (4) hours when the AC adapter is plugged in and the notebook is in suspend mode.

               INVNSYS believes the Apache is designed to be user friendly. It offers OSD (On-Screen Display), which allows the user to see volume and brightness changes as made. Screen brightness can be changed with special hot keys. The modular 9.5 mm hard disk drive may be removed, thus allowing users to switch hard disk drives quickly and keep data secure.

               Phoenix. The Phoenix provides the user with accelerated graphics in a portable package. This notebook is designed to provide all the functions of a powerful desktop multimedia system in a compact, lightweight notebook format. The Phoenix weighs 6.8 pounds and measures 12.2" x 9.8" x 1.6" (LxWxH). INVNSYS believes it is slimmer and lighter than most other notebooks while providing superior performance and convenience.

               The Phoenix utilizes the Intel Pentium II 333 to 400 MHz processors. The notebook features a 10 GB hard disk drive, an optional built-in 56 Kbps modem, two (2) PC

Card slots with integrated CardBus and Zoomed Video, an infrared port and a built-in 24X CD-ROM, which is interchangeable with a 2X DVD-ROM drive.

               The Phoenix incorporates the 2X AGP-bus interface, which is four
(4) times faster than the fastest PCI-bus. In addition, the Phoenix offers 4 MB of video RAM operating over a 64-bit memory bus, a VGA chip, and a hardware DVD accelerator with MPEG II support which allows users to watch full-screen video without dropping frames.

               The Phoenix may be configured with a 1024 x 768 pixel built-in 13.3" or 14.1"(XGA) FTF screen and may be connected to an external monitor or television via built-in ports.

               For sound applications, the Phoenix offers the ESS Maestro-2M PCI, which is the latest industry standard, is compatible with the 16-bit Sound Blaster Pro, and supported by Microsoft DirectAudio and Direct 3D for use in Windows NT 5.0 or Windows 98 systems. It features integrated 3D audio effects as well as dual channel full duplex operation.

               The Phoenix comes with an Intel MMC2 CPU module, which allows for easy upgrades. In addition, the notebook's modular design allows for several configurations. The notebook may be configured with anywhere from 32 to 256 MB of RAM. The modular hard disk drive may be removed and replaced with an alternate drive. Also available in the Phoenix is an LS-120 drive, which reads and writes to 120MB Superdisks as well as standard 3.5" floppy disks. An additional expandability option for the Phoenix is Twinhead's proprietary port replicator, which duplicates all of the connectors that are available on the rear side of the notebook and adds one extra PS/2 port, one stereo line-out connector and a Game/MIDI port.

               For communications, the Phoenix offers an optional 56 Kbps fax/modem which facilitates dial-up networking, a full duplex sound system and built-in microphone and stereo speakers which allow the Phoenix to be installed with voicemail and speakerphone functions. Network connections are possible through a 32-bit CardBus slot. In addition, the Phoenix offers an infrared port which allows wireless file transfer and printing to other infrared-enabled systems.

               The Phoenix supports all the new functions provided with the Windows 98 operating system. Power management is optimized with an advanced power management system. Whenever the notebook's processor is not operational for a short time, the processor becomes idle so that it consumes less power. When the processor resumes working, it returns to full speed almost instantaneously with no loss of performance. The Phoenix also supports Twinhead's patented (pending) battery auto calibration system, which monitors and optimizes battery use at the touch of a key, ensuring longer battery life.

               Printers and Peripherals

               INVNSYS is an authorized distributor of Epson printers and peripherals. INVNSYS distributes the Epson TM-U325, a low cost, high speed transaction printer. In addition, INVNSYS distributes the Epson TM-U375, a high speed transaction printer which has the ability to prepare and print cashier's checks and money orders, including signatures. Management believes this feature is not available in competing products and the inclusion of this product increases INVNSYS' ability to offer proprietary products in the marketplace.

               In December 1999, INVNSYS began offering color printers manufactured by Tektronix, Inc. Printers include the Phaser 840 solid ink color printer, which management believes is, as of the date of this Form 10-KSB, twice as fast as most color printers.

               Third-Party Software and Hardware Reselling

               In December 1999, iBIZ acquired certain assets from PC Solutions, Inc., a business-to-business and retail software provider. The Company also hired three employees formerly associated with PC Solutions. Through this acquisition, INVNSYS began selling third-party software. To date, INVNSYS is recognizing approximately $100,000 per month in revenues from third-party software sales.

               In addition, INVNSYS recently began reselling various companies' hardware and related supplies. Management believes the ability of INVNSYS to offer the products of numerous companies will allow it to more effectively provide complete network solutions.

SERVICES

               Responding to market demand for complete network solutions, INVNSYS began providing network integration services in the last quarter of 1999. Through previous contacts developed by its Chief Technology Officer prior to joining the Company, INVNSYS acquired network integration service accounts with American Express and Motorola.

               Expanding its networking capabilities, in November 1999, INVNSYS entered into an agreement with Northpoint Communications. Through this agreement, INVNSYS began offering digital subscriber line ("DSL") services to commercial customers. DSL service is an emerging technology providing high-speed Internet connections over existing phone carriers' copper wiring at connection speeds ranging from 144 kbps to 1.5 mbps. Management believes DSL service offers a lower cost alternative to competing products such as T-1 and frame relay services which provide similar connection speeds but require additional infrastructure expenditures.

               Management believes that the addition of network integration and DSL services will allow INVNSYS to expand its customer base by enabling the Company to offer complete networking solutions. To date, INVNSYS has not recognized significant revenues from these new services. There can be no assurance that INVNSYS will be successful in developing, integrating and profiting from its network integration or DSL services.

MARKETING, SALES AND DISTRIBUTION

               INVNSYS markets and distributes products directly to end users through a direct sales force, regional re-sellers, value-add providers in the banking and POS market and Internet commerce sites. INVNSYS has a direct sales force of six employees, directed by Mr. Schilling, who market INVNSYS' products to financial institutions.

               In addition to direct sales, INVNSYS also sells its full range of products directly to retail customers through its website at www.ibizcorp.com. The website is linked to an Online Consumer site on Yahoo! Recently, INVNSYS entered into an agreement with Cyberian Outpost, Inc. to market INVNSYS' products on its website www.outpost.com. To date, iBIZ has recognized only nominal revenues from Internet retail sales. Management believes that direct sales to end users should allow INVNSYS to more efficiently and effectively meet customer needs by providing products which are tailored for the customer's individual requirements at a more economical price.

               INVNSYS distributes a line of Epson transactional printers. INVNSYS participates in Epson's MasterVar program which provides INVNSYS a non-exclusive right to sell, support and service Epson computer peripherals in the United States and Canada.

               In January, 2000, INVNSYS was named the exclusive United States distributor of certain current and all new Harsper Co., Ltd. products and services. The Master Distribution Agreement is effective until September 31, 2000, subject to annual renewal unless terminated by either party prior to the then effective renewal date. After the initial period, the agreement may be terminated subject to mutual acceptance of the parties and upon 30 days written notice.

               INVNSYS also distributes its products to regional resellers and, to a lesser extent, national distributors. For example, INVNSYS has entered into a vendor agreement for KeySync with MicroAge, Inc., one of the largest hardware distributors in North America. To date however, INVNSYS has not recognized significant revenues from its vendor agreement with MicroAge.

               In February 1999, INVNSYS entered into a marketing agreement with Global Telephone Communication, Inc. ("Global"), whereby Global will market INVNSYS' products in the Pacific Rim. Management believes that Global, through a joint venture with Pacific Assets International, will provide access to numerous banks throughout Asia, including Mainland China, Hong Kong, Taiwan, South Korea, Malaysia, Indonesia and Japan. To date however, INVNSYS has not recognized revenues from its marketing agreement with Global.

MANUFACTURING

               INVNSYS' products are engineered and manufactured by various entities in Taiwan. Currently, INVNSYS has an agreement with DataComp, a private Taiwanese company, to manufacture INVNSYS' keyboards and keypads. INVNSYS' iT-8000 computers are currently manufactured by Puritron, a Taiwanese company. INVNSYS' LCD's are manufactured by Sampo Technology, a Taiwanese manufacturer, and receive varying customization ranging from cosmetic items to enhancing components such as stereo speakers and touchpad screens from Acana Peripherals Corporation, a Taiwanese company. The Harsper LCD panels are manufactured in South Korea. INVNSYS' Sahara and Safari desktop computers are currently manufactured by First International Computer in Taiwan.

               These manufacturers build INVNSYS' products to INVNSYS' specifications with non-proprietary components. Therefore, the vast majority of parts used in INVNSYS' products are available to INVNSYS' competitors. Although INVNSYS has not experienced difficulties in the past relating to engineering and manufacturing, the failure of INVNSYS' manufacturers to produce products of sufficient quantity and quality could adversely affect INVNSYS' ability to sell the products its customers demand.

               INVNSYS engages in final assembly, functional testing and quality control of its products in its Phoenix, Arizona facility. Management believes INVNSYS' completion of the final stages of manufacturing allows INVNSYS to ensure quality control for its products manufactured overseas.

               INVNSYS has entered into an agreement with Twinhead Corporation, a Taiwanese manufacturer of notebook computers ("Twinhead") to produce build-to-order notebook computers. The design, engineering and manufacturing of INVNSYS' notebook computers is done entirely by Twinhead. Management believes this relationship allows INVNSYS to offer a broader range of products to its customers without the cost of research and development and manufacturing.

LICENSES

               Citrix Systems, Inc. On December 30, 1998, INVNSYS entered a licensing agreement with Citrix Systems, Inc. ("Citrix") for the use of Citrix Independent Computing Architecture ("ICA"), an emerging industry standard for server-based computing (the "ICA Agreement"). Under the ICA Agreement, INVNSYS is granted a non-exclusive, non-transferable right to incorporate ICA into Citrix-approved iBIZ computers. The license is for a term of two years and automatically renews for successive one year periods unless either party gives notice of an intent to allow the agreement to expire at the end of the then current term.

               In addition, INVNSYS and Citrix have entered into a Citrix Business Alliance Membership Agreement dated February 22, 1999 (the "CBA Agreement"). For a membership fee, CBA membership entitles INVNSYS to engineering, sales, and marketing support by Citrix, as well as access to beta releases of new Citrix products and discounted current software products.

               Microsoft, Inc. In June 1999, INVNSYS entered into an agreement with Microsoft, Inc. to become an OEM system builder. Participation in this program will allow INVNSYS to install genuine Microsoft operating systems in selected applications with full support from Microsoft. In addition, this agreement entitles INVNSYS to pre-production versions of Microsoft products and enables INVNSYS to provide input into development and design of new products.

               KeyLink Software License. iBIZ has an exclusive, perpetual license to use, distribute and offer for sale with associated hardware, the software which facilitates the connection between the KeySync keyboard and the 3COM Palm devices.

PATENTS AND TRADEMARKS

               INVNSYS holds no United States or foreign patents for its products. However, iBIZ has filed a patent application for its Lapboard keyboard. In general, INVNSYS believes that its continued success will depend primarily upon the technical expertise, creative skills, and management abilities of its officers, directors, and key employees rather than on patent ownership.

               iBIZ has filed an application with the United States Patent and Trademark Office for the use of the names "iBIZ" and "KeySync" and is currently investigating various other product trademarks.

YEAR 2000 ISSUES

               Management believes that all of INVNSYS' current products are Year 2000 compliant. In December 1999, INVNSYS completed a conversion of its internal systems, such as accounting programs and management believes all internal systems are Year 2000 compliant. Management estimates the Company incurred costs of approximately $20,600 to address the Year 2000 computer issue. To date, iBIZ has not experienced any material disruptions related to the Year 2000 computer issue. However, iBIZ can give no assurance that future failures of third-party systems will not have a material effect on INVNSYS' operations.

SERVICE AND SUPPORT

               INVNSYS provides its customers with a comprehensive service and support program. Technical support is provided to customers via a toll-free telephone number as well as through the iBIZ website. The number is available Monday through Friday 8:00 a.m. to 5:00 p.m., Mountain Standard Time. INVNSYS maintains a staff of approximately 10 technical and customer support representatives who respond to telephone inquiries.

               Also available on iBIZ's website are links to files for software patches and drivers used for software updates.

               INVNSYS' products have either a one year or three year limited warranty covering parts and service. In addition, INVNSYS offers extended service agreements, which may extend warranty coverage for up to two additional years. Under the Virtual Spare program, INVNSYS provides replacement units by next-day shipment in the event a customer's unit fails. Under this program, customers have, at no additional expense, the option to have their existing hard-drive configuration installed on the replacement unit. The customer's units are then returned to INVNSYS' Phoenix facility for service. Under INVNSYS' On-Site program, customers have the ability to have a Company-owned spare on-site for immediate availability in the event of a failure. Failed units are then returned to INVNSYS' facility for service and returned to replace the spare for future needs. INVNSYS believes its Virtual Spare and On-Site programs eliminate the need for on-site technical support for the replacement units and reduce set-up time at customer facilities.

COMPETITION

               Personal Computers

               The personal computer industry is highly competitive. INVNSYS competes at the product level with various other personal computer manufacturers and at the distribution level primarily with computer retailers, on-line marketers and the direct sales forces of large personal computer manufacturers.

               At the product level, the personal computer industry is characterized by rapid technological advances in both hardware and software development and by the frequent introduction of new and innovative products. There are approximately 100 manufacturers of personal computers, the majority of which have greater financial, marketing and technological resources than INVNSYS. Competitors at this level include IBM, Compaq, Dell, NEC, and Gateway 2000. Gateway 2000 and NEC, among other competitors, have recently introduced smaller desk top computers than have been manufactured in the past. However, those computers are targeted for the consumer and not for the corporate customer and are more expensive than the computers offered by INVNSYS. INVNSYS' main competitors for its planned product line of thin-client computer systems include specialty manufacturers such as WYSE Technology.

               Competitive factors include product quality and reliability, price to performance characteristics, marketing capability, and corporate reputation. In addition, a segment of the industry competes primarily for customers on the basis of price. Although the INVNSYS' products are price competitive, INVNSYS does not attempt to compete solely on the basis of price.

               The intense nature of competition in the computer industry subjects INVNSYS to numerous competitive disadvantages and risks. For example, many major companies will exclude consideration of INVNSYS' products due to limited size of the company. Moreover, INVNSYS' current revenue levels cannot support a high level of national or international marketing and advertising efforts. This, in turn, makes it more difficult for INVNSYS to develop its brand name and create customer awareness. Additionally, INVNSYS' products are manufactured by third parties in Taiwan or Korea. As such, INVNSYS is subject to numerous risks and uncertainties of reliance on offshore manufacturers, including, taxes or tariffs, non-performance, quality control, and civil unrest. Also, as INVNSYS holds no patents, the vast majority of parts used in its products are available to its competitors.

               Management believes that it can compete effectively by providing computers and peripherals utilizing unique designs and space-saving qualities, such as small footprints.

Although Management believes it has been successful to date, there can be no assurance that INVNSYS will be able to compete successfully in the future.

               Services

               INVNSYS recently began offering network integration services and DSL high-speed Internet connection services. Although management believes these services will enable INVNSYS to expand its customer base through the offering of complete network solutions, each service will experience intense competition. For example, network integration services are offered by a wide range of competitors, including large established companies such as IBM and AT&T, as well as small private entities. Many of INVNSYS' competitors in network integration services are be more established and have greater resources. INVNSYS has hired a Chief Technology Officer with significant network integration experience and industry contacts. However, as this is a new line of business, no assurance can be given that INVNSYS will be able to expand its business through network integration services.

               Similarly, the market for Internet connection services is highly competitive. INVNSYS' agreement with Northpoint Communications enables it to offer DSL high-speed Internet connection services. DSL is an emerging technology which allows for higher speed connections over existing copper phone lines. Currently, large established companies such as U.S. West Communications, COX Communications and Rhythms NetConnections, Inc. offer DSL services. Management believes that these companies' greater resources may increase market awareness and acceptance of DSL services. However, as INVNSYS has only recently entered the market for Internet connection services, there can be no assurance that it can successfully compete in the marketplace.

               Reselling

               As part of its efforts to provide complete networking solutions, in December 1999, INVNSYS began reselling third-party hardware, software and related supplies to business customers. The market for reselling these products is highly competitive. INVNSYS competes against a wide range of competitors, including the direct sales forces of companies such as COMP USA, and ASAP Software Express, a division of Corporate Express, Inc., and mail order companies such as Insight, and Computer Discount Warehouse. Many of INVNSYS' competitors are more established and have greater resources. Management believes that INVNSYS can compete effectively in this market segment in that INVNSYS can provide complete network solutions in conjunction with competitively priced third-party hardware, software and related supplies. To date, management estimates that the reselling of third-party software has generated sales of approximately $100,000 per month. However, there is no assurance that iBIZ's relationship with its third-party suppliers will continue, that such revenue levels will be sustained or that the Company will be able to effectively compete in the third-party reselling market segment.

CUSTOMERS

               Throughout its history, INVNSYS' ability to deliver innovative product designs and quality customer service has enabled it to provide products to major financial institutions including Wells Fargo, Bank of America, Security Pacific, Northrim Bank, and First Interstate Banks. Currently, no single customer accounts for more than 10% of INVNSYS' revenues.

EMPLOYEES; LABOR RELATIONS

               As of January 27, 2000, INVNSYS had approximately 27 full-time employees. No employee of INVNSYS is represented by a labor union or is subject to a collective bargaining agreement. INVNSYS has never experienced a work-stoppage due to labor difficulties and believes that its employee relations are good.

FCC REGULATIONS

               The Federal Communications Commission (the "FCC") has adopted regulations setting radio frequency emission standards for computing equipment. Management believes all of INVNSYS' current products meet applicable FCC and foreign requirements.

               INVNSYS is in the process of exploring foreign operations. Many foreign jurisdictions require governmental approval prior to the sale or shipment of personal computing equipment and in certain jurisdictions such requirements are more stringent than in the United States. Any delays or failures in obtaining necessary approvals from foreign jurisdictions may impede or preclude INVNSYS' efforts to penetrate such markets.

USE OF TRADEMARKS AND TRADENAMES

               All trademarks and tradenames used in this Form 10-KSB are the property of their respective owners.

RISK FACTORS

               We Have A History Of Losses And Anticipate Future Losses

               For the fiscal year ended October 31, 1999, we sustained a net loss of approximately $1,053,563. Future losses are anticipated to occur. Our success in obtaining additional funding will determine our ability to continue operations. We have insufficient cash flow to sustain or grow operations. We cannot assure you that we will be successful in reaching or maintaining profitable operations.

               We Will Require Additional Capital In the Future

               We have spent, and will continue to spend, substantial funds on product research and development and expansion of our sales and marketing efforts. As a result, we will need to raise short-term capital to maintain our ongoing business. We are actively seeking to obtain a significant capital infusion to avoid continuing reliance on short-term capital sources. On

December 29, 1999, we issued convertible debentures in the amount of $1,000,000. We currently anticipate the proceeds will be sufficient to maintain our ongoing business until March 2000. However, we cannot assure you that unforeseen events will not result in the need for additional capital sooner than we currently anticipate. If at any time we are unable to raise additional financing, we may be forced into insolvency.

               Debt financing may include restrictive covenants, such as restrictions on incurring additional debt. If we are unable to raise additional funds when necessary, we may have to reduce planned expenditures, scale back our product developments, sales or other operations, enter into financing arrangements on terms that we would not otherwise accept or be forced into insolvency.

               The Market is Highly Competitive

               The market for our products is intensely competitive. We expect to experience significant and increasing levels of competition. We compete principally in the following areas:

         -        Product Quality and Reliability

         -        Product Performance

         -        Level of Customer Service

         -        Ability to Meet Customer Requirements

         -        Brand Awareness

         -        Price

               In many of our markets, traditional computer hardware manufacturing companies provide the most significant competition. Our competitors include a substantial number of large public companies, including IBM, Compaq Computer Corporation, Dell Computer Corporation, Toshiba, Gateway 2000 and NEC.

               Most of our competitors are much larger, benefit from greater name recognition and have significantly greater resources than we do. This subjects us to numerous competitive disadvantages. For example, our current revenue levels limit our ability to market and advertise on a national or international level. This in turn makes it more difficult for us to increase brand awareness. We could be forced to reduce prices and suffer reduced margins or market share due to increased competition from manufacturers or distributors of products similar to or competitive with our product.

               We Need to Expand our Product Range

               To effectively compete, we need to continue to expand our business and generate greater revenues so that we have the resources to timely develop new products. We must continue to market our products and services through our direct sales force and expand our e-commerce distribution channels. We cannot assure you that we will be able to grow sufficiently to provide the range and quality of products required to compete.

               We Must Keep Pace with Rapid Technological Change to Remain Competitive

               The computer industry is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and enhancements and changing customer demands. We must develop and introduce new products that keep pace with technological developments. If we fail to introduce progressive new products in a timely and cost-effective manner, our financial performance may be negatively affected.

               Some of Our Products Target Niche Markets

               We sell a line of "small footprint" computers. (The footprint is the amount of desk space a computer requires.) We are also currently developing a "thin client" computer system designed to utilize thinly equipped terminals with limited memory and no local storage capability connected to central servers.

               We believe that the small footprint and thin client computer segments of the industry present business opportunities because they are underdeveloped markets. However, we also believe that the number of competitors offering these products will grow over the next several years. For example, competitors such as Gateway 2000 and NEC have recently introduced computers targeted to consumers requiring less desk space. We compete in the thin client market segment with well established companies such as Wyse Technology. We believe that Wyse may hold over 45% of the world-wide general purpose terminal market. We cannot guarantee you that small footprint products will gain or even sustain current market share or that our thin client products will achieve market acceptance. In addition, our products could be rendered obsolete and unmarketable if our competitors introduce new technology or new industry standards emerge.

               Recent Consolidations May Limit Our Markets

               One of our primary markets is the banking and financial institution industry. Recently, many banking and financial institutions have begun to consolidate. Although the number of potential customers decrease during consolidation, many banking and financial institutions upgrade their computer networks. We cannot assure you that the demand for our products by banking and financial institutions will not decrease as a result of the consolidation.

               Our Products Must Be Compatible With Third-Party Software

               Although we market computer hardware and peripherals, we currently do not develop software. Consequently, we are dependent upon third-parties to develop software applications that operate on our hardware platforms. If software providers do not continue to provide software acceptable to our customers, our sales may suffer.

               We cannot guarantee that all available software will be compatible with our products or that we will have the technical personnel necessary to evaluate and fix software compatibility problems that may arise. If we do not have technical personnel available, our sales may decline.

               We Are Dependant On Our Manufacturers And Suppliers

               Our business depends upon obtaining adequate quantities of products from our manufacturers and suppliers. Consequently, our results of operations are dependant, in part, upon our manufacturers' and suppliers' ability to produce reasonably priced products in adequate amounts to meet our demands.

               Currently, our computers and peripherals are engineered and manufactured by various entities in Taiwan or Korea. Although we have not experienced significant problems with our manufacturers and suppliers in the past, we may experience such problems in the future. We are also subject to risks of fluctuations in our component prices. If prices charged by our vendors increase, our costs of goods sold and net income would be adversely affected.

               Currently, we believe there is a shortage of liquid crystal display monitors. To date, we have not experienced difficulty in obtaining these monitors. In addition, we recently entered into an agreement with Harsper Co., Ltd. to act as the exclusive United States distributor for their liquid crystal display monitors. If our business expands and monitor supplies remain low, we may experience difficulty in meeting customer demand.

               We cannot assure you that our positive relationships will continue or that in the event of a termination of a relationship with a manufacturer or supplier, we would be able to obtain alternative sources of manufacturing or components without a material disruption in our ability to provide products to our customers. A material disruption of our ability to supply computers and peripherals to our customers would have a material adverse effect on our sales and results of operations.

               We Must Continue to be Authorized to Incorporate Manufacturer Authorized Products

               We are dependant on our continued authorization to provide manufacturer authorized products, including certain software products. Currently, the Company is authorized by industry-leading software developers, such as Citrix Systems, Inc. and Microsoft to incorporate their software in our products. Without such authorization, we would be unable to provide the same range of products currently offered. We cannot assure you that manufacturers will continue to authorize use of their software in our computers and peripherals.

               We Have Recently Added New Lines of Business

               We recently began offering network integration services and digital subscriber line or DSL high-speed Internet communications services. To aid in the development of these services, we have hired a Chief Technology Officer with significant experience and industry contacts. However, we cannot assure you that we will develop and implement successful marketing strategies for these new services. In addition, as DSL services are an emerging technology, we cannot assure you that this technology will gain market acceptance.

               Our Network Integration and DSL Services Face Intense Competition

               We recently began offering network integration services and DSL high-speed Internet communications services. The market for these products is highly competitive. Our network integration services will compete against a wide range of competitors from large established companies such as IBM and AT&T to smaller private entities. Our DSL services will compete with companies such as U.S. West Communications, COX Communications and Rhythms NetConnections. Although these companies are more established, we believe their greater resources may increase market awareness and acceptance of DSL services. This, in turn, may make it easier for us to sell DSL services. We cannot assure you, however, that our new DSL services will enable us to expand our customer base and generate greater revenues.

               We Recently Began Offering Third-Party Hardware, Software and Related Supplies

               We recently began selling third-party hardware, software and related supplies in the highly competitive, business-to-business market. Management anticipates a significant portion of revenues will be generated by sales of hardware, software and related supplies developed by third parties. Should third-party suppliers decide to sell their products through their own direct sales forces or should competitors develop hardware, software and related supplies which replace that provided by the Company's suppliers, the revenues generated by these sales could materially decline.

               We Have Few Proprietary Rights

               We attempt to protect our limited proprietary property through copyright, trademark, trade secret, nondisclosure and confidentiality measures. Such protections, however, may not preclude competitors from developing similar technologies.

               Currently, we hold no patents and most of the technology used in the design and manufacturer of our computers and peripherals is known and available to others. Although we are exploring patent protection for one of our keyboard products, we believe that our competitive position is based on the ability to successfully market innovative computers and peripherals rather than on patented technologies.

               Although we believe that our products do not infringe on any third party's intellectual property rights, we cannot be certain that we will not become involved in litigation involving proprietary rights. Intellectual property rights litigation entails substantial legal and other costs. We do not know if we will have the necessary financial resources to defend or prosecute our rights in connection with any litigation.

               There Is A Limited Market For Our Common Stock

               Currently only a limited trading market exists for our common stock. Our common stock trades on the OTC Bulletin Board under the symbol "iBIZ." The Bulletin Board is a limited market and subject to substantial restrictions and limitations in comparison to the NASDAQ system. Any broker/dealer that makes a market in our stock or other person that buys or sells our stock could have a significant influence over its price at any given time. We cannot assure you that the market in our common stock will be sustained. As a result, holders of our common stock may be unable to readily sell the stock they hold or may not be able to sell it at all.

               Our Stock Price has Been Volatile

               The history relating to the prices of newly public companies indicates that there may be significant volatility in the market price of our common stock. More particularly, since trading began in July 1998, the market price of our common stock has fluctuated between a low of $0.56 per share and a high of $3.06 per share, a 545% variance. As a result, holders of our common stock may be subject to wide fluctuations in the value of their investment.

               We Are Dependent on Key Personnel

               Our future success is dependent, in part, upon our five executive officers and other key employees. A loss of one or more of our current officers or key employees could negatively impact our operations. However, we have entered into employment agreements with our executive officers and other key employees. We currently do not carry key-man life insurance policies for our executive officers. We cannot assure you that we will not suffer the loss of key human resources.

               Our Officers and Directors Can Exercise Control Over All Matters Submitted to a Vote of Shareholders

                As of January 27, 2000, our executive officers and directors beneficially owned an aggregate of approximately 57% of our outstanding common stock. These officers, acting together, will be able to effectively control matters requiring approval by our shareholders, including election of members to our board of directors. As a practical matter, current management will continue to control iBIZ for the foreseeable future.

ITEM 2  DESCRIPTION OF PROPERTY

               On July 1, 1999, iBIZ began leasing an approximately 15,000 square foot custom-built office building located at 1919 West Lone Cactus, Phoenix, Arizona. The facility is used for administration, design, engineering and assembly of products. iBIZ's lease ("Lease") is for a term of twenty-six and one-half years (26.5), with monthly rental payments of $12,800, subject to annual increases, plus taxes and operating costs.

               The facility is leased from Lone Cactus Capital Group, L.L.C., a limited liability company in which Kenneth Schilling is a member. The Lease is personally guaranteed by Mr. Schilling and his wife, Diane. Management believes this new facility will provide adequate space to accommodate the iBIZ's current plan of growth and expansion.

ITEM 3  LEGAL PROCEEDINGS

               iBIZ is not currently a party to any lawsuit or proceeding. However, from time to time, iBIZ is subject to lawsuits occurring in the regular course of business. Most such lawsuits involve claims for money damages. iBIZ carries insurance to protect itself against such claims, subject to any applicable deductibles. iBIZ can give no assurances that future lawsuits will not have a material adverse effect on its financial condition or results of operations.

               iBIZ has been assessed approximately $62,000 in penalties and interest by the Internal Revenue Service. The Company is disputing the assessment and is currently negotiating with the IRS. iBIZ can give no assurance that any settlement can be reached for an amount less than $62,000.

ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

               No matters were submitted to a vote by shareholders during the fourth quarter of the fiscal year ended October 31, 1999.

                                     PART II

ITEM 5         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

               The Company's common stock is currently traded on the OTC Bulletin Board. The common stock was initially listed under the symbol "EVCV" on June 3, 1998, and trading began on July 16, 1998. On October 26, 1998, the Company changed its trading symbol to "IBIZ." The following charts indicate the high and low sales price for the Company's common stock for each quarter between September 30, 1998 and December 1999.


                            1998 COMMON STOCK PRICES
                                  EVCV -- iBIZ
                     [1998 COMMON STOCK PRICES iBIZ GRAPH]


                                    QUARTER ENDED
                                 Sept. 98    Dec. 98
                                 --------    -------
                  High            $3.06       $2.69
                  Low             $2.25       $1.88


                         1999 COMMON STOCK PRICES iBIZ
                     [1999 COMMON STOCK PRICES iBIZ GRAPH]

                                 QUARTER ENDED
                         Mar. 99   Jun. 99   Sep. 99   Dec. 99
                         ------    ------    ------    -------
         High            $2.06     $2.44     $2.22     $1.81
         Low             $0.94     $0.56     $0.94     $0.84



               As of January 6, 2000, Management believes there to be 126 holders of record of iBIZ's common stock. To date, iBIZ has not paid any dividends on its common stock. iBIZ does not currently intend to pay dividends in the future. iBIZ is prohibited from declaring or paying dividends while certain debentures and warrants are outstanding.

               Sales of Unregistered Securities During Fiscal Year Ended October 31, 1999

               Between November 13, 1998 and January 13, 1999, iBIZ issued 540,318 shares of common stock, $.001 par value, at a sales price of $.35 per share totaling $189,111.30. iBIZ relied upon Regulation D, Rule 506 promulgated under the Securities Act with respect to these sales.

               Effective January 1, 1999, iBIZ entered into a Plan of Reorganization and Share Exchange Agreement with INVNSYS and the below referenced individuals. Pursuant to the Reorganization, iBIZ issued 16,000,000 shares of common stock, $.001 par value, in exchange for one hundred percent (100%) of the outstanding shares of INVNSYS. The shares were allocated as follows:

                                                             NO. OF SHARES
                                                             -------------
Moorea Trust dated December 18, 1991                             12,120,000
Terry Ratliff                                                     1,771,200
Mark Perkins                                                      1,771,200
Paul Russo                                                           46,400
Frank Ligammari                                                      33,600
Richard Bielfelt                                                     28,800
Terry Neild                                                         228,800

               The shares issued by iBIZ were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

               From March 8, 1999 through November 18, 1999, iBIZ issued 1,730,100 shares of common stock, $.001 par value, at a sales price of $.50 per share and 640,318 shares of common stock, $.001 par value, at a sales price of $.35 totaling an aggregate of $1,089,161. iBIZ relied upon Regulation D, Rule 506 promulgated under the Securities Act with respect to these sales.

               From April 22, 1999 through May 13, 1999, iBIZ issued options to purchase 2,850,000 shares of common stock, $.001 par value to employees and various consultants. The exercise price of the options is the fair market value on the date of grant, which ranged from $0.75 to $1.00 per share. iBIZ relied upon either Rule 701 or Section 4(2) with respect to the granting of the options.

               On June 30, 1999, iBIZ issued Two Hundred Thousand Dollars ($200,000.00) of 8% Debentures. The 8% Debentures are due on June 21, 2000, bear interest at eight percent (8%) per annum, and are unsecured. Under the terms of the 8% Debentures, iBIZ is obligated to include the shares issuable upon conversion of the 8% Debentures in this registration statement. Upon the effectiveness of this registration statement, the 8% Debentures shall automatically convert to 300,000 fully paid and nonassessable shares of common stock, $.001 par value.

               Effective May 1999, iBIZ issued a warrant entitling the holder to acquire 400,000 shares of common stock, $.001 par value, at an exercise price of $0.75 per share for the first 300,000 shares and $1.00 per share for the remaining 100,000 shares.

ITEM 6         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

               Through its operating subsidiary, INVNSYS, iBIZ designs, manufactures, and distributes small footprint desktop computers, transaction printers, general purpose financial application keyboards, numeric keypads, CRT's, LCD monitors and related products. INVNSYS also markets a line of OEM notebook computers and distributes transactional and color printers. iBIZ recently began offering network integration services, digital subscriber line high-speed Internet connection services, and business-to-business software sales.

SELECTED FINANCIAL INFORMATION.

                                                            Year Ended
                                                            ----------
                                                 10/31/97                 10/31/98
                                                 --------                 --------
Statement of Operations Data
        Net sales                                $ 2,350,459               $ 3,402,681
        Gross profit                             $   771,019               $ 1,182,885
        Operating income (loss)                  $  (403,889)              $   112,882
        Net earnings (loss) after tax            $  (321,109)              $     7,863
        Net earnings (loss) per share            $    (32.11)              $      0.79

                                                 10/31/97                 10/31/98
                                                 --------                 --------
Balance Sheet Data
        Total assets                             $ 1,309,954               $ 1,653,998
        Total liabilities                        $ 1,821,151               $ 1,999,231
        Stockholders' equity (deficit)           $  (511,197)              $  (345,233)

                                                            Year Ended
                                                            ----------
                                                 10/31/98                 10/31/99
                                                 --------                 --------
Statement of Operations Data
        Net sales                                $ 3,402,681               $ 2,082,515
        Gross profit                             $ 1,182,885               $   399,610
        Operating income (loss)                  $    37,600               $(1,074,180)
        Net earnings (loss) after tax            $     7,863               $(1,053,563)
        Net earnings (loss) per share            $      0.79               $      (.04)

Balance Sheet Data

        Total assets                             $ 1,653,998               $ 1,043,030
        Total liabilities                        $ 1,999,231               $ 1,476,559
        Stockholders' equity (deficit)           $  (345,233)              $  (433,527)

RESULTS OF OPERATIONS.

Fiscal year ended October 31, 1998 compared to fiscal year ended October 31, 1997.

               Revenues. Sales increased by approximately 45% from $2,350,459 for the fiscal year ended October 1997 to $3,402,681 for the fiscal year ended October 1998. The increase was mainly as a result of greater demand for INVNSYS' iT business application products and new product introductions and shipments for its keyboards.

               Cost of Sales. The cost of sales increased by approximately 41% from $1,579,440 in the fiscal year ended October 1997 to $2,219,796 in the fiscal year ended October 1998. The increase in cost of sales is attributable to a similar percentage increase in sales and reflects hardware costs which remained fairly stable over the two-year period.

               Gross Profit. Gross profit increased from approximately $771,019 in October 1997 to $1,182,885 in October 1998. The increase resulted primarily from the increase in revenues coupled with a slight decline in the costs of products components.

               Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased approximately 9% in the fiscal year ended October 1997 to the fiscal year ended October 1998. The decrease resulted primarily from cost reductions in promotion, insurance, payroll, payroll taxes, rent, telephone and entertainment.

               Interest Expense. Interest expense of $75,282 for the fiscal year ended October 1998 and of $74,147 for the fiscal year ended October 1997 was accrued on notes payable to Community First National Bank (primarily extended for working capital purposes).

               Income Taxes. Because INVNSYS incurred a loss of approximately $471,130 for the fiscal year ended October 1997, INVNSYS obtained a refund of $150,021. For the fiscal year ended October 1998, INVNSYS incurred taxes of $75,372 even though income before taxes was only $83,235. The significant tax on nominal income resulted from certain non-deductible expenses.

               Net Earnings. A loss in fiscal year October 1997 of $321,109 increased to a profit of $7,863 for fiscal year ended October 1998. Profitability resulted primarily from a dramatic increase in sales and a decrease in selling, general and administrative expenses.

Fiscal year ended October 31, 1999 compared to fiscal year ended October 31, 1998.

               Revenues. Sales decreased by approximately 63% from $3,402,681 in the fiscal year ended October 1998 to $2,082,515 in the fiscal year ended October 1999. The decrease was mainly as a result of the focus by management on raising financing for iBIZ and a transition to a new line of products. INVNSYS experiences short product life cycles and the declining revenues reflect declining sales volumes for existing products which were not replaced by any significant sales of new products, and which management estimates did not exceed $10,000.

               Cost of Sales. The cost of sales of $2,219,796 in the fiscal year ended October 1998 declined to $1,682,905 in the fiscal year ended October 1999, or an approximate 32% decrease. This decline reflects a coinciding decrease in the sale of products resulting in the purchase of less hardware from INVNSYS' overseas suppliers.

               Gross Profit. Gross profit decreased by approximately 66% from $1,182,885 in the fiscal year ended October 1998 to $399,610 in the fiscal year ended October 1999. The significant decrease resulted primarily from the decrease in revenues coupled with the cost of sales which did not decrease in direct proportion to the decrease in revenues. Gross profits also decreased as a result of selling more products to retailers at lower prices and a decline in maintenance service income, both of which reflected greater competitiveness in the product sector.

               Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately 38% from $1,070,003 in the fiscal year ended October 1998 to $1,473,790 for the fiscal year ended October 1999. The increase was primarily due to costs of consulting paid in connection with the acquisition, legal and accounting fees associated with the acquisition and an increase in the salaries of INVNSYS' key employees.

               Interest Expense. Interest expense of $28,260 for the fiscal year ended October 1999 and of $75,282 for the fiscal year ended October 1998 was accrued on notes payable to Community First National Bank primarily extended for working capital purposes. The decline in interest expense resulted from repayment of most of the principal of the notes in June, 1999.

               Net Earnings. Net earnings decreased from $7,863 for the fiscal year ended October 1998 to a loss of $1,053,563 for the fiscal year ended October 1999. The loss resulted from an increase in the selling, general and administrative expenses, a cost of sales decrease which was not in proportion to the significant decrease in revenues, and a substantial decrease in revenues for the fiscal year ended October 1999.

Liquidity and Capital Resources

               For the year ended October 1997, INVNSYS supplemented cash flow with proceeds from notes payable of approximately $138,000. At year end, INVNSYS had an overdraft of $14,133. For the year ending October 1998, INVNSYS received an advance from iBIZ Technology Corp. (prior to the acquisition) for approximately $158,101. INVNSYS also repaid notes of approximately $211,631. For the fiscal year ended October 1999, INVNSYS had an overdraft of $13,700.

               Historically, INVNSYS has had and now iBIZ has significant problems with liquidity. The Company has been unable to generate sufficient internal cash flow to fund all of its obligations. Outside sources of financing consisting of bank loans have been insufficient. While INVNSYS pays most of its suppliers in full prior to delivery of product by its manufacturers of hardware in Taiwan, its banking customers are not obligated to make payments until 30 days after delivery of products. INVNSYS is in an industry subject to rapid obsolescence and change. It must continue to raise additional substantial funds for research and development and production of new products. Entry into additional lines of business have required ever increasing capital infusions.

               During 1999, INVNSYS repaid $225,000 on an outstanding loan from Community First National Bank in the amount of $350,000 and delinquent payroll taxes, penalties and interest of approximately $260,000.

               In November 1999, iBIZ issued Six Hundred Thousand Dollars ($600,000.00) of 7% Debentures (the "$600k 7% Debentures") to Globe United Holdings, Inc. ("Globe"). Thereafter, in December 1999, iBIZ issued to Globe an additional One Million Dollars ($1,000,000.00) of 7% Debentures (the "$1000k 7% Debentures). On December 6, 1999, Globe converted $200,000 of the $600k 7% Debentures, plus accrued interest to date. Pursuant to the applicable conversion formula, iBIZ issued 300,962 shares of common stock.

               In consideration for the purchase of the 1000k 7% Debentures, iBIZ agreed to amend the Applicable Conversion Price of the remaining amount of the 600k 7% Debentures. The Applicable Conversion Price, as amended, is defined as the lesser of (i) $0.675 or (ii) the product obtained by multiplying (x) the Average Closing Price (as defined in the 7% Debentures) by (y) .80.

               The Applicable Conversion Price for the 1000k 7% Debentures, is the lesser of (i) $0.94 or (ii) the product obtained by multiplying (x) the Average Closing Price (as defined in the 7% Debentures) by (y) .80.

               In connection with the issuance of the $600k 7% Debentures, iBIZ issued a warrant to purchase 100,000 shares of common stock at a purchase price of $0.94 per share. The warrant is immediately exercisable and expires November 9, 2004.

               In connection with the issuance of the $1000k 7% Debentures, iBIZ issued a warrant to purchase 200,000 shares of common stock at a purchase price of $0.94 per share. The warrant is immediately exercisable and expires December 29, 2004.

               Effective November 15, 1999, iBIZ and Equinet, Inc. ("Equinet") entered into a Financial Project Management Agreement (the "Agreement"), whereby iBIZ engaged Equinet to implement a program to increase shareholder value through equity investment or a business combination (the "Program").

               For the earlier of six (6) months or until completion of the Program, iBIZ is obligated to pay Equinet a monthly fee of $3,500. In addition, iBIZ will pay Equinet a fee on a sliding scale ranging from 10% to 1% of the amount of equity funding raised from investors introduced by Equinet. At its option, iBIZ may elect to pay Equinet in common stock of the Company.

               In connection with the first $5,000,000 raised under the Program, iBIZ will grant to Equinet warrants to purchase three (3) shares of the Company's common stock for each $20.00 raised, up to a maximum of 750,000 shares. The warrants will be issued concurrently with the closing of each equity funding transaction. The exercise price of the warrants will be the average closing price for the immediately preceding 10 business day prior to closing of the funding. As of January 10, 2000, investors introduced by Equinet had purchased $1.875 million of securities from the Company. iBIZ has issued warrants to purchase 281,250 shares of common stock to Equinet. iBIZ agreed to provide Equinet a discounted exercise price of $0.99 per share for these warrants if the first $1.875 million were received by January 10, 2000.

               By letter agreement dated December 14, 1999, iBIZ engaged Josephthal & Co. Inc. ("Josephthal"), to provide financial communication services. iBIZ paid Josephthal a one-time retainer fee of $50,000, and is obligated to pay Josephthal $10,000 per month for advisory fees commencing June 1, 2000. The agreement is effective for a period of one year and may be terminated by either party upon 10 days written notice.

               Beginning in November 1, 1998, and continuing through January 7, 2000, iBIZ raised approximately $3,120,411 though sales of iBIZ common stock and convertible debentures which it used to finance the working capital needs of its wholly-owned subsidiary, INVNSYS. Management believes that iBIZ has sufficient reserves and will generate sufficient cash flow from operations to operate through March 31, 2000. However, iBIZ will need to raise additional short term capital to maintain its ongoing business beyond March 31, 2000. iBIZ is actively seeking to obtain a significant capital infusion to avoid continuing reliance on short term capital sources. There is no assurance that iBIZ will raise the necessary capital to remain in business beyond March 31, 2000 or that unforeseen events may result in the need for additional capital sooner than March 31, 2000. If at any time iBIZ is unable to raise financing through additional sales of common stock it may be forced into insolvency.

               Management believes that its recent diversification into third-party software sales should improve its liquidity and cash flow. This sector of its business is already generating approximately $100,000 per month in sales revenues and is not as capital intensive as its hardware assembly and manufacturing sector. There is no assurance, however, that its favorable relationship with its third party suppliers will continue or that its customers will continue to purchase hardware and the software packages and upgrades necessary to generate the revenue experienced since December 1999.

ITEM 7  FINANCIAL STATEMENTS







                            IBIZ TECHNOLOGY CORP. AND
                             CONSOLIDATED SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 1999


                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------

INDEPENDENT AUDITORS' REPORT ..........................................  F-2

FINANCIAL STATEMENTS

       Consolidated Balance Sheet......................................  F-3

       Consolidated Statement of Operations............................  F-5

       Consolidated Statement of Changes in Stockholders' Deficit......  F-6

       Consolidated Statement of Cash Flows............................  F-8-9

       Notes to Consolidated Financial Statements......................  F-10-24

                          INDEPENDENT AUDITORS' REPORT



To The Board of Directors and Stockholders
IBIZ Technology Corp. and Consolidated Subsidiary
Phoenix, Arizona

We have audited the accompanying balance sheet of IBIZ Technology Corp. and Consolidated Subsidiary as of October 31, 1999, and the related statements of operations, changes in stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of IBIZ Technology Corp. and Consolidated Subsidiary as of October 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As shown in the financial statements, the company incurred a net loss of $1,053,563 during the year ended October 31, 1999, and, as of that date had a working capital deficit of $912,169 and a shareholders' deficit of $433,527. In addition sales have declined significantly from prior years. As discussed in note 22 to the financial statements, the company's significant operating losses and capital needs raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


MOFFITT & COMPANY, P.C.
SCOTTSDALE, ARIZONA

January 10, 2000

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                OCTOBER 31, 1999




                                     ASSETS


CURRENT ASSETS
       Cash and cash equivalents                             $ 25,343
       Accounts receivable, trade                             212,300
       Inventories                                            268,087
       Prepaid expenses                                        38,984
                                                             --------



              TOTAL CURRENT ASSETS                                          $  544,714




PROPERTY AND EQUIPMENT                                                         124,747



OTHER ASSETS
       Note receivable, related party                         356,810
       Deposits                                                16,759
                                                             --------


              TOTAL OTHER ASSETS                                               373,569
                                                                            ----------


              TOTAL ASSETS                                                  $1,043,030
                                                                            ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
       Accounts payable, trade                            $    762,965
       Customer deposits                                       115,408
       Notes payable, current                                   67,497
       Accrued liabilities                                     138,199
       Sales and payroll taxes payable                          98,774
       Corporation income taxes payable                         19,078
       Deferred income                                          54,962
       Convertible debentures payable                          200,000
                                                          ------------

              TOTAL CURRENT LIABILITIES                                       $ 1,456,883

LONG-TERM LIABILITIES
       Notes payable                                            19,674
                                                          ------------

              TOTAL LONG-TERM LIABILITIES                                          19,674

STOCKHOLDERS' DEFICIT
       Common stock
          Authorized -- 100,000,000 shares, par
            value $.001 per shares
          Issued and outstanding -- 26,370,418 shares           26,370
       Paid in capital in excess of par value of stock       1,106,266
       Advance on stock subscription                            75,000
       Retained earnings (deficit)                         ( 1,641,163)
                                                          ------------

              TOTAL STOCKHOLDERS' DEFICIT                                       ( 433,527)
                                                                              -----------

              TOTAL LIABILITIES AND
                 STOCKHOLDERS' DEFICIT                                        $ 1,043,030
                                                                              ===========

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                       FOR THE YEAR ENDED OCTOBER 31, 1999





SALES                                                                        $ 2,082,515

COST OF SALES                                                                  1,682,905
                                                                             -----------
       GROSS PROFIT                                                              399,610

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                                                    1,473,790
                                                                             -----------
(LOSS) BEFORE OTHER INCOME                                                    (1,074,180)

OTHER INCOME (EXPENSE)
       Cancellation of debt                                     $ 154,933
       Other income                                               32,339
       Interest income                                            28,260
       Interest expense                                          (58,085)
                                                                ---------

       TOTAL OTHER INCOME, NET                                                   157,447
                                                                             -----------
(LOSS) BEFORE INCOME TAXES                                                      (916,733)

INCOME TAXES                                                                     136,830
                                                                             -----------
NET (LOSS)                                                                   $(1,053,563)
                                                                             ============

NET (LOSS) PER COMMON SHARE

       Basic and Diluted                                                     $     (0.04)
                                                                             ============


AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING

       Basic and diluted                                                       25,116,013
                                                                             ============

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                       FOR THE YEAR ENDED OCTOBER 31, 1999





                                                           COMMON STOCK
                                                   -----------------------------
                                                     SHARES               AMOUNT
                                                   ----------            -------
BALANCE, NOVEMBER 1, 1998                           8,000,000            $ 8,000

ISSUANCE OF COMMON STOCK
   FOR ACQUISITION OF INVNSYS
   TECHNOLOGY CORPORATION
   AND TRANSFER OF NET ASSETS
   AT BOOK VALUE PER REVERSE
   ACQUISITION                                     16,000,000             16,000

ISSUANCE OF COMMON STOCK
   FOR CASH
      AT .354 CENTS PER SHARE                         640,318                640
      AT .504 CENTS PER SHARE                       1,730,100              1,730

FEES AND COSTS FOR ISSUANCE
   OF STOCK                                                 0                  0

ADVANCES ON STOCK SUBSCRIPTION                              0                  0

NET (LOSS) FOR THE YEAR ENDED
   OCTOBER 31, 1999                                         0                  0
                                                   ----------            -------

BALANCE, OCTOBER 31, 1999                          26,370,418            $26,370
                                                   ==========            =======

                                 PAID IN
                               CAPITAL IN
                                EXCESS OF              ADVANCES                RETAINED
                                PAR VALUE              ON STOCK                EARNINGS
                                OF STOCK             SUBSCRIPTIONS             (DEFICIT)
                               ----------            -------------            ------------
                               $  145,282             $  154,111              $ (74,266)






                                        0                      0               (513,334)



                                  223,471                      0                      0
                                  863,320               (154,111)                     0


                                 (125,807)                     0                      0

                                        0                 75,000                      0


                                        0                      0             (1,053,563)
                               ----------             ----------            ------------

                               $1,106,266             $   75,000            $(1,641,163)
                               ==========             ==========            ============

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       FOR THE YEAR ENDED OCTOBER 31, 1999





CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss)                                            $ (1,053,563)
       Adjustments to reconcile net (loss) to
         net cash (used) by operating activities
           Depreciation                                            42,104
       Increase (decrease) in
           Accounts receivable, trade                             (58,764)
           Other receivables                                        1,500
           Inventories                                             55,310
           Prepaid expenses                                       (11,984)
           Deferred tax asset                                     145,054
           Deposits                                                 3,396
           Accounts payable                                       (26,898)
           Customer deposits                                     (279,856)
           Accrued liabilities and taxes                          (80,443)
           Deferred income                                        (16,069)
                                                             ------------

              NET CASH FLOWS (USED)
                 BY OPERATING ACTIVITIES                                        $ (1,280,213)
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                        (90,315)
       Repayment of related party loans                           634,030
                                                             ------------

              NET CASH FLOWS PROVIDED BY
                INVESTING ACTIVITIES                                                  543,715

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                       FOR THE YEAR ENDED OCTOBER 31, 1999





CASH FLOWS FROM FINANCING ACTIVITIES:
       Bank overdraft                                        $  (13,700)
       Net proceeds from issuance of common stock               806,873
       Advances on stock subscription                            75,000
       Proceeds from issuance of convertible debentures         200,000
       Decrease in notes payable                               (306,532)
                                                              ---------

            NET CASH FLOWS PROVIDED
                BY FINANCING ACTIVITIES                                         $761,641
                                                                                --------
NET INCREASE IN CASH                                                              25,143
CASH BALANCE, NOVEMBER 1, 1998                                                       200
                                                                                --------
CASH BALANCE, OCTOBER 31, 1999                                                  $ 25,343
                                                                                ========
SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION

       Cash paid during year:

          Interest                                                              $ 56,766
                                                                                ========
          Taxes                                                                 $      0
                                                                                ========
NON CASH INVESTING AND FINANCING
   ACTIVITIES

       Issuance of company stock for investment in
          Invnsys Technology Corporation                                        $ 16,000
                                                                                ========

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1999

NOTE 1       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             NATURE OF BUSINESS

             The company was organized on April 6, 1994, under the laws of the State of Florida. In January, 1999, the company acquired Invnsys Technology Corporation, an Arizona corporation. Per the acquisition agreement, the company issued 16,000,000 shares of newly issued restricted common stock for 100% of the issued and outstanding stock of Invnsys Technology Corporation.

             Invnsys Technology Corporation is in the business of selling retail and wholesale, financial, computing and communication equipment and offering network integration services, digital subscriber line high speed internet connection services and business-to-business software sales. They also provide repair services and sell maintenance contracts. The corporation currently operates a service center in Phoenix, Arizona.

             PRINCIPLES OF CONSOLIDATION

             The consolidated financial statements include the accounts of IBIZ Technology Corp. and its wholly owned subsidiary, Invnsys Technology Corporation.

             All material inter-company accounts and transactions have been eliminated.

             CORPORATION NAME CHANGES

             The corporation has changed its name as follows:

                  1.    At date of incorporation - Exotic Video City, Inc.

                  2.    May 28, 1998 - EVC Ventures, Inc.

                  3.    October 10, 1998 - Invnsys Holding Corporation

                  4.    January 21, 1999 - IBIZ Technology Corp.

             ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

             Uncollectible accounts receivable are written off at the time management specifically determines them to be uncollectible. In addition, the allowance for doubtful accounts is provided at an amount determined by management.

             INVENTORIES

             Inventories are stated at the lower of cost (determined principally by first-in, first-out method) or cost.

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                OCTOBER 31, 1999

NOTE 1       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

             PROPERTY AND EQUIPMENT

             Property and equipment are stated at cost. Major renewals and improvements are charged to the asset accounts while replacement, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income.

             The company depreciates its property and equipment for financial reporting purposes using the straight-line method based upon the following useful lives of the assets:

                      Tooling                                   3 Years
                      Machinery and equipment                5-10 Years
                      Office furniture and equipment         5-10 Years
                      Vehicles                                  5 Years
                      Leasehold improvements                    5 Years

             ACCOUNTING ESTIMATES

             Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

             REVENUE RECOGNITION

             The company recognizes revenue from product sales when the goods are shipped and title passes to customers.

             SALES OF MAINTENANCE AGREEMENTS

             The revenue received for the maintenance agreements is being reported evenly over the life of the contracts. Such unearned portion is recorded as deferred income.

             INCOME TAXES

             Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                OCTOBER 31, 1999

NOTE 1       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

             INCOME TAXES (CONTINUED)

             tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No., 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

             NET EARNINGS PER SHARE

             The company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common shareowners by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, potentially dilutive warrants and options that would have an anti-dilutive effect on net loss per share are excluded.

             RISKS AND UNCERTAINTIES

             The company is in the computer and computer technology industry. The company's products are subject to rapid obsolescence and management must authorize funds for research and development costs in order to stay competitive.

NOTE 2       DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

             The company has financial instruments, none of which are held for trading purposes. The company estimates that the fair value of all financial instruments at October 31, 1999, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the company could realize in a current market exchange.

NOTE 3       ACCOUNTS RECEIVABLE

             A summary of accounts receivable and allowance for doubtful accounts is as follows:

                          Accounts receivable                                    $  214,800

                          Allowance for doubtful accounts                             2,500
                                                                                 ----------
                                                                                 $  212,300
                                                                                 ==========

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                OCTOBER 31, 1999

NOTE 4       INVENTORIES

             Inventories are comprised of the following:

                  Computer and components:
                     Finished products                                           $   217,236
                     Demonstration and loaner units                                    5,731
                     Depot units                                                      20,089
                     Office                                                           24,712
                     Parts                                                               319
                                                                                 -----------

                                Total inventories                                $   268,087
                                                                                 ===========

NOTE 5       PROPERTY AND EQUIPMENT

             Property and equipment and accumulated depreciation consisted of:

                  Tooling                                                        $    68,100

                  Machinery and equipment                                             39,032

                  Office furniture and equipment                                     105,627

                  Vehicles                                                            39,141

                  Leasehold improvements                                              17,031
                                                                                 -----------
                                                                                     268,931

                  Less accumulated depreciation                                      144,184
                                                                                 -----------
                       Total property and equipment                              $   124,747
                                                                                 ===========

             The depreciation expenses for the year ended October 31, 1999 is $ 42,104.

NOTE 6       NOTE RECEIVABLE, RELATED PARTY

             The related note is secured by 500,000 shares of common stock in the company, payable on demand and accrues interest at 6%. At
             October 31, 1999, management believed the notes would not be collected within the current operating cycle and classified the
             asset as a long-term asset.                                         $   356,810
                                                                                 ===========

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                OCTOBER 31, 1999



NOTE 7       CUSTOMER DEPOSITS

             It is the company's policy to obtain a portion of the sales price when orders are received. These funds are recorded as customer deposits and are applied to the customer invoices when the merchandise is shipped.


NOTE 8       INCOME TAXES


             (Loss) from continuing operations
               before income taxes                                               $     ( 916,733)
                                                                                 ---------------

             The provision for income taxes is estimated as follows:
                      Currently payable                                          $             0
                      Deferred                                                           136,830
                                                                                 ---------------

             A reconciliation of the provision for income taxes compared with the amounts at the U.S. Federal Statutory rate was as follows:
                      Tax at U.S. Federal Statutory
                        income tax rates                                         $       136,830
                                                                                 ---------------

             Deferred income tax assets and liabilities reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws.  The net deferred tax
               assets is:                                                        $             0
                                                                                 ---------------


             Temporary differences and carry forwards that gave rise to deferred tax assets and liabilities included the following:

                                                                            DEFERRED TAX
                                                                 ----------------------------------
                                                                     ASSETS           LIABILITIES
                                                                 ---------------     --------------

                  Net operating loss                             $       294,800     $            0
                  Accrued expenses and miscellaneous                      23,414                  0
                  Tax credit carryforward                                 38,424                  0
                  Depreciation                                                 0              6,199
                                                                 ---------------     --------------

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                OCTOBER 31, 1999

NOTE 8       INCOME TAXES (CONTINUED)

                                                                            DEFERRED TAX
                                                                 ----------------------------------
                                                                     ASSETS           LIABILITIES
                                                                 ----------------  ----------------
                  Subtotals                                      $       356,638   $          6,199

                  Valuation allowance                                  ( 356,638)           ( 6,199)
                                                                 ----------------  ----------------

                  Total deferred taxes                           $             0   $              0
                                                                 ===============   ================

             As discussed in note 22, there is substantial doubt about the company's ability to continue as a going concern. Consequently, the company must maintain a 100% valuation allowance for the deferred taxes as there is doubt that the company will generate profits which will be absorbed by the tax differences.

             A reconciliation of the valuation allowance is as follows:

                  Balance, November 1, 1998                                        $        291,068
                  Addition to allowance for year ended October 31, 1999                      65,570
                                                                                   ----------------

                  Balance, October 31, 1999                                        $        356,638
                                                                                   ================

NOTE 9       TAX CARRYFORWARD

             The company has the following tax carryforwards at October 31, 1999:

                                                                             EXPIRATION
                             YEAR                     AMOUNT                    DATE
                         ----------------         --------------          ----------------

                      Net operating loss
                        October 31, 1995          $        2,500          October 31, 2010
                        October 31, 1996                  24,028          October 31, 2011
                        October 31, 1997                 192,370          October 31, 2012
                        October 31, 1998                  71,681          October 31, 2013
                        October 31, 1999                 991,162          October 31, 2019

                      Capital loss
                        October 31, 1997                  25,600          October 31, 2002

                      Contribution
                        October 31, 1997                     545          October 31, 2002
                        October 31, 1999                   2,081          October 31, 2004

                      Research tax credits                38,424

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                OCTOBER 31, 1999

NOTE 10      NOTES PAYABLE


             Note payable to Community First National Bank due in monthly payments of interest of approximately $3,100. Interest is computed at national prime as stated in the Wall Street Journal plus 3 percent. The principal amount is due July 31, 2000. This note is secured by accounts receivable, general intangibles and all equipment and leasehold improvements. The shareholder has
             personally guaranteed the loan and the bank is the beneficiary of
             an insurance policy on the life of the shareholder.                 $        62,426

             Note payable to Community First National Bank due in monthly payments of principal and interest of $545 with interest at 7 percent until March 7, 2004. The note is secured by
             an automobile.                                                               24,745
                                                                                 ---------------

                                                                                          87,171

             Less:  current portion                                                       67,497
                                                                                 ---------------

             Net long-term debt                                                  $        19,674
                                                                                 ===============

             Maturities of long-term debt are as follows:

             Year ended October 31,
                   2000                                                     $         67,497
                   2001                                                                5,336
                   2002                                                                5,721
                   2003                                                                6,135
                   2004                                                                2,482
                                                                            ----------------

                                                                            $         87,171
                                                                            ================

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                OCTOBER 31, 1999

NOTE 11      COMMON STOCK PURCHASE WARRANTS

             The company has issued the following common stock purchase warrants:

                                                 NUMBER                          EXERCISE
                                DATE            OF SHARES           TERM           PRICE
                            ------------        ---------          -------      -----------
                            May  7, 1999         100,000           3 years      $     0.75
                            May 13, 1999         100,000           3 years      $     1.00
                            May  7, 1999         300,000           3 years      $     0.75
                            May  7, 1999         300,000           10 years     $     0.75
                            May 13, 1999         100,000           10 years     $     1.00

NOTE 12      CONVERTIBLE DEBENTURES

             On June 30, 1999, the company authorized $200,000 of convertible debentures. The debentures bear interest at 8%, are unsecured and are due on June 21, 2000.

             Upon the effectiveness of the required registration statements, the debentures will automatically convert into 300,000 fully paid and nonassessable shares of common stock of the company.

NOTE 13      REAL ESTATE LEASE

             On June 1, 1999, the company leased a new facility from a related entity. The lease commenced on July 1, 1999, requires initial annual rentals of $153,600 (with annual increases) plus taxes and operating costs and expires on December 31, 2024. The company has also guaranteed the mortgage on the premises.

             Future minimum lease payments, excluding taxes and expenses, are as follows:

                   October 31, 2000                            $       156,160
                   October 31, 2001                                    163,968
                   October 31, 2002                                    172,168
                   October 31, 2003                                    180,780
                   October 31, 2004                                    189,820
                   November 1, 2004 - December 31, 2024              6,676,000

NOTE 14      ADVERTISING

             The company expenses all advertising as incurred. For the year ended October 31, 1999, the company charged to operations $15,492 in advertising costs.

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                OCTOBER 31, 1999

NOTE 15      INTEREST

             The company incurred interest expenses for the year ended October 31, 1999 of $49,537.

NOTE 16      RESEARCH AND DEVELOPMENT COSTS

             The company incurred research and development costs for the year ended October 31, 1999 of $5,014.

NOTE 17      WARRANTY RESERVE

             The company established a warranty reserve of $50,000 to cover any potential warranty costs on computer equipment that are not covered by the computer manufacturer's warranty.

NOTE 18      ECONOMIC DEPENDENCY

             The company purchases the majority of its computer equipment from three suppliers.

NOTE 19      OFFICERS' COMPENSATION

             On March 5, 1999, the company entered into three employment agreements with the following officers:

                                                          PRESIDENT                           VICE
                                                          AND CHIEF           VICE          PRESIDENT
                                                          EXECUTIVE        PRESIDENT/          OF
                                                           OFFICER         COMPTROLLER     OPERATIONS
                                                      ---------------   ---------------  --------------
                  Annual compensation                 $       200,000   $        88,000  $       88,000
                                                      ===============   ===============  ==============

NOTE 20      STOCK OPTIONS

             On January 31, 1999, the corporation adopted a stock option plan for the purpose of providing an incentive based form of compensation to the directors, key employees and service providers of the corporation.

             The stock subject to the plan and issuable upon exercise of options granted under the plan are shares of the corporation's common stock, $.001 par value, which may be either unissued or treasury shares. The aggregate number of shares of common stock covered by the plan and issuable upon exercise of all options granted shall be 5,000,000 shares, which shares shall be reserved for use upon the exercise of options to be granted from time to time.

             The company issued the following options:

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                OCTOBER 31, 1999

NOTE 20      STOCK OPTIONS (CONTINUED)

                          DATE OF          NUMBER                             VESTING
                         ISSUANCE         OF SHARES        RECIPIENT          PERIOD            TERM
                      --------------    ------------       ---------    ------------------    ---------
                      April 22, 1999       800,000         Officers          One year         10 years
                                                                          50% immediately
                                                                         50% in six months

                      April 22, 1999       240,000         Employees        Five years        10 years
                                                                          10% immediately
                                                                         balance over five
                                                                               years

                      April 22, 1999       200,000         Employee         Five years        10 years
                                                                          10% immediately
                                                                         balance over four
                                                                               years

                      April 22, 1999       150,000         Directors         Two years        10 years
                                                                           50% per year

                        May 7, 1999        500,000         Employee         Immediately       10 years

                        May 7, 1999         85,000         Employees        Five years        10 years
                                                                           10,000 shares
                                                                            immediately
                                                                         balance over five
                                                                               years

                        May 7, 1999        375,000         Employee         Immediately       10 years
                                        ----------

                                         2,350,000
                                        ==========

             The exercise price is the fair market value of the shares (average of bid and ask price) at the date of the grant which was .75cents per share.

             The company applied APB Opinion 25 and related interpretations in accounting for this stock option plan. Had compensation costs for the company's plan been determined based on the fair value at the grant date consistent with the method of FASB Statement 123, the company's net income and earnings per share would not have changed.

             The fair value of the option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 30%, (3) risk-free interest rate of 6.40%, and (4) expected life of 10 years.

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                OCTOBER 31, 1999

NOTE 20      STOCK OPTIONS (CONTINUED)

             A summary of the stock options is as follows:

                                                                                      SHARES
                                                                                 -----------------
                      Outstanding at November 1, 1998                                            0

                      Granted during the year                                            2,350,000
                                                                                 -----------------
                      Outstanding at October 31, 1999                                    2,350,000
                                                                                 =================


             Information regarding stock options outstanding as of October 31, 1999 is as follows:

                                                              OPTIONS OUTSTANDING
                                         ------------------------------------------------------------
                                                                                       WEIGHTED
                                                               WEIGHTED                 AVERAGE
                                                                AVERAGE                REMAINING
                         PRICE                                 EXERCISE               CONTRACTUAL
                         RANGE            SHARES                 PRICE                   LIFE
                         -----           ---------            -----------           -----------------
                         $.754           2,350,000            $       .75           9 years, 6 months

                                               OPTIONS EXERCISABLE
                                       ---------------------------------
                                                               WEIGHTED
                                                                AVERAGE
                         PRICE                                 EXERCISE
                         RANGE            SHARES                 PRICE
                  ----------------     ------------            ---------
                  $              0                0               N/A


             Since the exercise price and the fair market value of the stock were the same, there is no compensation costs to report and required pro-forma net income and earnings per share are the same as the historical financial statement presentations.

NOTE 21      PLAN OF REORGANIZATION AND STOCK EXCHANGE AGREEMENT

             On January 1, 1999, the company issued 16,000,000 shares of newly issued restricted common stock for 100% of the issued and outstanding stock of Invnsys Technology Corporation. Invnsys Technology Corporation became a wholly-owned subsidiary of IBIZ Technology Corp. and the acquisition was accounted for as a reverse acquisition.

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                OCTOBER 31, 1999

NOTE 21      PLAN OF REORGANIZATION AND STOCK EXCHANGE AGREEMENT (CONTINUED)

             The details of the results of operation (unaudited) for each separate company, prior to the date of combination, that are included in the current net income are:

                                                                INVNSYS                  IBIZ
                                                              TECHNOLOGY              TECHNOLOGY
                                                              CORPORATION                CORP.
                                                          ------------------     --------------------
                  Sales                                   $          402,127     $                  0
                  Cost of sales                                      239,704                        0
                                                          ------------------     --------------------
                         Gross profit                                162,423                        0
                  Selling, general and administrative
                    expenses                                         243,094                   27,742
                                                          ------------------     --------------------
                  (Loss) before income taxes (refund)               ( 80,671)                ( 27,742)
                  Income taxes (refund)                              (20,150)                       0
                                                          ------------------     --------------------
                         Net (loss)                       $          (60,521)    $           ( 27,742)
                                                          ==================     ====================

             There were no adjustments in the net assets of the combining companies to adopt the same accounting policies.

             Each of the companies had an October 31 fiscal year so no accounting adjustments were necessary.

             An (unaudited) reconciliation of revenues and earnings reconciled with the amounts shown in the combined financial statements is as follows:

                  Net (loss) on IBIZ Technology Corp. at December 31, 1998       $           ( 27,742)
                  Add Invnsys Technology Corporation (loss)
                     for November 1, 1998 to December 31, 1998                               ( 60,521)
                  Additional net (loss) from January 1, 1999 to October 31, 1999            ( 965,300)
                                                                                 --------------------

                  Net (loss) for the year ended October 31, 1999                 $         ( 1,053,563)
                                                                                 =====================

NOTE 22      GOING CONCERN

             These financial statements are presented on the basis that the company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statement show that current liabilities exceed current assets by $912,169 and a shareholders' deficit of $433,527. In addition, sales have declined significantly from prior years. As described in note 23, the company obtained $1,600,000 of additional financing in November 1999 and December 1999.

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                OCTOBER 31, 1999

NOTE 23      SUBSEQUENT EVENT

             $600,000 DEBENTURE

             In November 1999, the company issued $600,000 of 7% convertible debentures under the following amended terms and conditions:

             1.   Due date - November 9, 2004.

             2. Interest only on April 1 and November 1 of each year commencing January 1, 2000.

             3. Warrants to purchase 100,000 shares of common stock at $ 0.94 per share.

             4. Conversion terms - The debenture holder shall have the right to convert all or a portion of the outstanding principal amount of this debenture plus any accrued interest into such number of shares of common stock as shall equal the quotient obtained by dividing the principal amount of this debenture by the applicable conversion price.

             5. Conversion price - Lesser of (i) $ 0.675 (fixed price) or (ii) the product obtained by multiplying the average closing price by .80.

             6. Average closing price - The debenture holder shall have the election to choose any three trading days out of twenty trading days immediately preceding the date on which the holder gives the company a written notice of the holders' election to convert outstanding principal of this debenture.

             7. Redemption by company - If there is a change in control of the company, the holder of the debenture can request that the debenture be redeemed at a price equal to 125% of the aggregate principal and accrued interest outstanding under this debenture.

             8.   The debentures are unsecured.

             9. Any further issuance of common stock or debentures must be approved by debenture holders.

             10. Debenture holders have a eighteen month right of first refusal on future disposition of stock by the company.

             11. Restriction on payment of dividends, retirement of stock or issuance of new securities.

             12. On December 6, 1999, $200,000 plus $3,149 of accrued interest was converted to 300,962 shares of common stock.

             FINANCIAL PROJECT MANAGEMENT AGREEMENT

             In December 1999, the company entered into a six month agreement with Equinet, Inc., the project manager, to promote the growth of, or increase in the shareholder value of the company.

             The project manager will be compensated as follows:

             1. A monthly fee of $3,500 for the first 6 months of the agreement payable in cash or stock.

             2. A fee of 1% - 10% based upon the funding received from the project manager's recommendations.

             3. In connection with the first $5,000,000 raised by the project manager, the company will issue to the project manager warrants to purchase three shares of common stock for each $20 raised, up to a maximum of 750,000 shares. In the event the first $1,875,000 is received by January 10, 2000, the Company will provide Equinet a discounted exercise price of $0.99 per share in connection with the warrants issued for these funds.

               IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                OCTOBER 31, 1999

NOTE 23      SUBSEQUENT EVENT (CONTINUED)

             $1,000,000 DEBENTURE

             In December 1999, the company issued an additional $1,000,000 of 7% convertible debentures under the following terms and conditions:

             1.   Due date - December 28, 2004.

             2. Interest only on May 1 and December 1 of each year commencing April 1, 2000, payable in cash or stock.

             3. Warrants to purchase 200,000 shares of common stock at $0.94 per share.

             4. Conversion terms - The debenture holder shall have the right to convert all or a portion of the outstanding principal amount of this debenture plus any accrued interest into such number of shares of common stock as shall equal the quotient obtained by dividing the principal amount of this debenture by the applicable conversion price.

             5. Conversion price - Lesser of (i) $0.94 (fixed price) or (ii) the product obtained by multiplying the average closing price by .80.

             6. Average closing price - The debenture holder shall have the election to choose any three trading days out of twenty trading days immediately preceding the date on which the holder gives the company a written notice of the holders' election to convert outstanding principal of this debenture.

             7. Redemption by company - If there is a change in control of the company, the holder of debenture can request that the debenture be redeemed at a price equal to 125% of the aggregate principal and accrued interest outstanding under this debenture.

             8.   The debentures are unsecured.

             9. Any further issuance of common stock or debentures must be approved by debenture holders.

             10. Debenture holders have a eighteen month right of first refusal on future disposition of stock by the company.

             11. Restriction on payment of dividends, retirement of stock or issuance of new securities.

             12. The company paid a $100,000 brokerage fee for obtaining the $1,000,000 debentures.

             13. The debenture agreement provides monetary penalties in the event the company delays the issuance of the conversion stock.

             STOCK ISSUANCE

             On November 29, 1999, the company received $50,000 and issued 100,000 shares of restricted stock.

             INVESTOR COMMUNICATION AGREEMENT

             In December 1999, the company entered into an agreement with an investment company for the purpose of providing investor communications and enhancing shareholder values.

             The agreement is for one year and requires the following payments by the company:

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                OCTOBER 31, 1999

NOTE 23      SUBSEQUENT EVENT (CONTINUED)

             INVESTOR COMMUNICATION AGREEMENT (CONTINUED)

                  1.  Non-refundable retainer of $50,000.

                  2.  $10,000 per month advisory fee commencing June 1, 2000.

                  3. Warrants to purchase 75,000 shares of the company's common stock at 120% of the last trade price as of the execution of the agreement and the warrants must be exercised within three years from date of issuance.

             ASSET PURCHASE AGREEMENT

             On December 23, 1999, the company purchased the customer and vendor list from PC Solutions, Inc. for a purchase price of $11,250.

             In addition, the company acquired two key-employees of PC Solutions, Inc, and entered into two employment contracts with the following terms and conditions:

                                                  EMPLOYEE ONE          EMPLOYEE TWO
                                                  ------------          ------------

               Effective date                     December 9, 1999      December 23, 1999
               Salary annual                          $60,000                   $0
               Salary - per each half-day             $ 0                     $250
               Commissions                              2%
               Options -December 9, 1999              25,000 shares              0
               Options - January 3, 2000                0                  25,000 shares
               Options - January 2, 2001              25,000 shares              0
               Options - January 2, 2002              50,000 shares              0
               Options - January 2, 2003              50,000 shares              0
               Each month after January 3, 2000
                 monthly 5,000 share options to
                 a maximum of 50,000 shares             0                  50,000 shares
               Option price                           $1.00 per share      $1.00 per share
               Option vesting period                  Immediate            Immediate
               Option expiration dates                10 years                 10 years
               Term of employment contract             3 years          Mutually agreed date
               Automatic renewal                       Annually                  0

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None

                                    PART III

ITEM 9         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


              NAME                           AGE                          POSITION
Kenneth W. Schilling                         47              President, Chief Executive
                                                             Officer, Director
Terry S. Ratliff(1)                          41              Vice President, Controller,
                                                             Director
Mark H. Perkins                              36              Vice President of Operations,
                                                             Director
Richard A. Christopher                       34              Chief Technology Officer

Jeffrey A. Slosky                            41              Director of Marketing

James A. Ratliff(1)                          42              Chief Operating Officer

(1) James Ratliff and Terry Ratliff, were, but are not currently, husband and wife.

               Kenneth W. Schilling, founded INVNSYS' predecessor, SouthWest Financial Systems, in 1979, and has been Chief Executive Officer, President and a Director since INVNSYS' founding. Mr. Schilling studied for a B.S. in electrical engineering at the University of Pittsburgh from 1970 to 1972 but left for military service prior to receiving his degree.

               Terry S. Ratliff, joined INVNSYS in 1989 as controller and currently serves as Vice President, and Controller. Ms. Ratliff was appointed to iBIZ's Board of Directors on March 5, 1999. Ms. Ratliff graduated from Nicholls State University in Thibodaux, Louisiana where she received a B.A. in accounting.

               Mark H. Perkins, joined INVNSYS in 1994 and currently serves as Vice President of Operations. Mr. Perkins was appointed to iBIZ's Board of Directors on March 5, 1999. Prior to his joining INVNSYS, Mr. Perkins was employed at American Express as a project manager for major systems implementation, a position he held for eight years. Mr. Perkins earned a degree in business management from California State University-Sonoma.

               Richard A. Christopher, joined iBIZ September 1, 1999, and currently serves as Chief Technology Officer. Prior to joining iBIZ, Mr. Christopher was the President of A Better Computer Solution, Inc., a provider of network integration and related services he founded in

1991. He also served in the U.S. Navy from 1982 through 1994. Mr. Christopher attended Arizona State University where he studied engineering.

               Jeffrey A. Slosky, joined iBIZ as a marketing consultant in January 1999 and became a full-time employee in July 1999. Mr. Slosky currently serves as Director of Marketing where he is responsible for product and corporate marketing, including the design of advertising and products sheets. From October 1991 through November 1998, he was the founder and partner of Scottsdale Cellular, LLC, a provider of cellular telecommunications technology. Mr. Slosky earned a B.S. in Marketing/Advertising from Arizona State University in 1980.

               James A. Ratliff, joined iBIZ as Chief Operating Officer in January, 2000. Prior to joining the Company, Mr. Ratliff held the position of Director of Global Procurement at American Express from February 1998 to December 1999. From August 1995 to January 1998, Mr. Ratliff served as International Program Manager for AlliedSignal Aerospace, where he was responsible for the development of international partnerships. Mr. Ratliff earned an MBA and a BS in Purchasing Materials and Logistics from Arizona State University, where he graduated summa cum laude in 1991.

               As of the date of filing this Form 10-KSB, iBIZ is not aware of any delinquencies of any persons in respect to required filings under Section 16(a) of the Exchange Act.

ITEM 10        EXECUTIVE COMPENSATION

               The following table sets forth certain compensation paid or accrued by the Company to Mr. Schilling, iBIZ's current chief executive officer during fiscal years ended 1998 and 1999.

                                                 OTHER     RESTRICTED
        NAME AND                                ANNUAL       STOCK                 LTIP    ALL OTHER
   PRINCIPAL POSITION   YEAR  SALARY  BONUS  COMPENSATION   AWARD(S)  OPTIONS(1)  PAYOUT  COMPENSATION
                               ($)     ($)        ($)         ($)        (#)       ($)         ($)
------------------------------------------------------------------------------------------------------
Kenneth W. Schilling,   1998  $200,000                                  ----
President, Chief        1999  $200,000                                 250,000
Executive Officer


(1)  Includes 50,000 options granted for service as a director of the Company.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                INDIVIDUAL GRANTS


                            NUMBER OF       PERCENT OF TOTAL
                           SECURITIES           OPTIONS
                           UNDERLYING          GRANTED TO          EXERCISE OF
                          OPTIONS/SARS         EMPLOYEES           BASE PRICE      EXPIRATION
         NAME               GRANTED (1)      IN FISCAL YEAR          ($/SH)           DATE
         (a)                   (b)                  (c)               (d)              (e)
------------------------------------------------------------------------------------------------
Kenneth W. Schilling         250,000              10.6%              $0.75           4/21/09

(1) Includes 50,000 options granted for service as a director of the Company. 200,000 options vested upon granting on April 22, 1999, and 25,000 will vest on April 22, 2000 and April 22, 2001 respectively.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                           NUMBER OF
                                                          UNEXERCISED     VALUE OF UNEXERCISED
                                                          OPTIONS AT      IN-THE-MONEY OPTIONS
                        SHARES ACQUIRED      VALUE      FISCAL YEAR END   AT FISCAL YEAR END
                              ON           REALIZED      EXERCISABLE/         EXERCISABLE/
         NAME            EXERCISE (#)         ($)        UNEXERCISABLE     UNEXERCISABLE (1)
------------------------------------------------------------------------------------------------
Kenneth W. Schilling          -0-             -0-       250,000/200,000    $227,500/$182,000

(1)   Based on closing price of the Common Stock on October 29, 1999 of $0.91.

               Compensation of Directors

               Pursuant to the terms of their employment agreements, effective April 22, 1999, Messrs. Schilling, Perkins and Ms. Ratliff each received fifty thousand (50,000) options to purchase fifty thousand (50,000) shares of common stock in consideration for their services as directors of iBIZ. Each director holds office until the next annual meeting of shareholders or until their successors are elected and qualified.

               Employment Agreement for Kenneth W. Schilling

               Effective March 5, 1999, Kenneth W. Schilling and iBIZ entered into an Employment Agreement (the "Agreement"), as amended as of September 8, 1999.

               Under the Agreement, Mr. Schilling has been retained to act as President and Chief Executive Officer of iBIZ. The Agreement is for a term of two years ending March 4, 2001. Under the Agreement, Mr. Schilling shall receive an annual base salary of $200,000.00. In addition, effective April 22, 1999, Mr. Schilling received two hundred fifty thousand (250,000) options to purchase two hundred fifty thousand (250,000) shares of common stock of iBIZ at an exercise price of $0.75 per share. Two hundred thousand (200,000) options were issued in consideration of Mr. Schilling's services as an officer of iBIZ and fifty thousand (50,000) options were issued in consideration for services as a director. Two hundred thousand (200,000) options vested upon granting on April 22, 1999, and twenty-five thousand (25,000) options will vest on April 22, 2000 and April 22, 2001, respectively.

               The Agreement provides that upon total and permanent disability, as defined in the Agreement, iBIZ shall pay Mr. Schilling such benefits as may be provided to officers of iBIZ under any Company provided disability insurance or similar policy or under any iBIZ adopted disability plan. In the absence of such policy or plan, iBIZ shall continue to pay Mr. Schilling for a period of not less than six months the compensation then in effect as of the effective date of his termination.

               Mr. Schilling may terminate the Agreement upon written notice, within thirty (30) days following the occurrence of an event constituting "Good Reason," as defined below. Upon the termination by Mr. Schilling for Good Reason, Mr. Shilling will be entitled to receive a payment equal to the lesser of: (1) an amount equal to one-half of his annual base salary in effect at the time of termination; or (2) the remaining compensation due to Mr. Schilling under the terms of the Agreement. If Mr. Schilling fails to exercise his rights to terminate the

Agreement for Good Reason within thirty (30) days following an event constituting Good Reason, such rights shall expire and be of no further force or effect.

               "Good Reason" is defined to mean the occurrence of any of the following events without Mr. Schilling's consent: (1) assignment of Mr. Schilling to any duty substantially inconsistent with his position or duties contemplated by the Agreement or a substantial reduction of his duties contemplated by the Agreement; (2) the removal of any titles bestowed under the Agreement; (3) any material breach or failure of iBIZ to carry out the provisions of the Agreement after notice and an opportunity to cure; and (4) the relocation of Mr. Schilling, his corporate office facilities, or personnel outside the Phoenix metropolitan area.

ITEM 11        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of January 27, 2000 by:

               -    all directors

               - each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding common stock

               - each executive officer named in the Summary Compensation Table below

               -    all directors and executive officers as a group

               The number of shares beneficially owned by each director or executive officer is determined under rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under the SEC rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power. In addition, beneficial ownership includes any shares which the individual has the right to acquire within sixty (60) days of January 27, 2000, through the exercise of any stock option or other right. Unless otherwise indicated, each person listed below has sole investment and voting power (or shares such powers with his or her spouse). In certain instances, the number of shares listed includes (in addition to shares owned directly), shares held by the spouse or children of the person, or by a trust or estate of which the person is a trustee or an executor or in which the person may have a beneficial interest.

                                                                     Number of Shares of
                                                               Common Stock Beneficially Owned
------------------------------------------------------------------------------------------------------------
Name and Address of                                            Vested
 Beneficial Owner                             Shares        Options (1)       Total (1)          Percent (1)
------------------------------------------------------------------------------------------------------------
Kenneth W. Schilling(2)                    ----------          200,000         200,000               0.7 %
1919 W. Lone Cactus Drive,
Phoenix, AZ 85021

Moorea Trust(2)                            11,120,000        ---------      11,120,000               40.8%
1919 W. Lone Cactus Drive,
Phoenix, AZ 85021

Terry S. Ratliff(3)                         1,771,200          300,000       2,071,200               7.6%
1919 W. Lone Cactus Drive,
Phoenix, AZ 85021

Mark H. Perkins                             1,771,200          300,000       2,071,200               7.6%
1919 W. Lone Cactus Drive,
Phoenix, AZ 85021

All directors and officers
as group (6 persons)                       14,677,400        1,675,000      16,352,400               56.9%


(1) Includes options vested on January 27, 2000 and options which will become vested on or before March 27, 2000.

(2) Kenneth and Diane Schilling are husband and wife and hold the shares as trustees under the Moorea Trust dated December 18, 1991.



iBIZ Technology Corp. Stock Option Plan

                  The iBIZ Technology Corp. Stock Option Plan (the "Stock Option Plan") provides for the grant of stock options to purchase common stock to eligible directors, officers, key employees, and service providers of iBIZ. The Stock Option Plan covers an aggregate maximum of five million (5,000,000) shares of common stock and provides for the granting of both incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986, as amended) and non-qualified stock options (options which do not meet the requirements of Section 422). Under the Stock Option Plan, the exercise price may not be less than the fair market value of the common stock on the date of the grant of the option. As of January 27, 2000, three million four hundred thousand (3,400,000) options ("the Options") had been granted under the plan at exercise prices of $0.75 and $1.00. The Options are granted for a period of ten (10) years, subject to earlier cancellation upon termination of employment, resignation, disability and death. The Options vest pursuant to the terms of each individual option, which to date have ranged from immediate to a five (5) year period.

                  The Board of Directors (the "Board") administers and interprets the Stock Option Plan and is authorized to grant options thereunder to all eligible persons. In the event the Board has at least two (2) members who are not either employees or officers of iBIZ or of any parent or subsidiary of iBIZ, the Stock Option Plan will be administered by a committee of not less than two (2) persons who are such independent directors. The Board designates the optionees, the number of shares subject to the options and the terms and conditions of each option. Certain changes in control of iBIZ, as defined in the Stock Option Plan, will cause the options to vest immediately. Each option granted under the Stock Option Plan must be exercised, if at all, during a period established in the grant which may not exceed ten (10) years from the date of grant. An optionee may not transfer or assign any option granted and may not exercise any options after a specified period subsequent to the termination of the optionee's employment with iBIZ. The Board may make such amendments to the Stock Option Plan from time to time it deems proper and in the best interests of iBIZ provided it may not take any action which disqualifies any option granted under the Stock Option Plan as an incentive stock option or which adversely effects or impairs the rights of the holder of any option under the Stock Option Plan.


ITEM 12           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  Prior to the Reorganization, INVNSYS operated as a closely-held private corporation. While a private company, INVNSYS made loans totaling $992,037 to Kenneth Schilling. These loans are payable on demand and accrued interest at eight percent (8%) during 1997 and six percent (6%) during 1998 and 1999. As of October 31, 1999, the balance of the loans payable by Mr. Schilling to INVNSYS totaled Three Hundred Fifty-six Thousand Eight Hundred Ten Dollars ($356,810.00). Effective October 31, 1999, Mr. Schilling, as trustee of the Moorea Trust, pledged 500,000 shares of iBIZ common stock to secure this debt.

                  iBIZ leases its facility from Lone Cactus Capital Group, L.L.C., a limited liability company in which Kenneth Schilling is a member. iBIZ believes the terms of the lease are at an arms-length fair market rate.


ITEM 13           EXHIBITS AND REPORTS ON FORM 8-K

                  No reports were filed on Form 8-K during the last quarter of the period covered by this Form 10-KSB.


    EXHIBIT NO.                                            DESCRIPTION
    -----------                                            -----------
       2.01(1)       Plan of Reorganization and Stock Exchange Agreement dated January 1, 1999

       3.01(1)       Articles of Incorporation, as amended

       3.02(1)       Bylaws

       5.01(3)       Opinion of Gammage & Burnham, P.L.C.

      10.01(1)       Citrix Business Alliance Membership Agreement dated February 10, 1999, between INVNSYS and Citrix Systems, Inc.

      10.02(1)       Client Software License Agreement dated December 30, 1998, between INVNSYS and Citrix Systems, Inc.

      10.03(1)       IBIZ Technology Corporation Distributed Software License Agreement dated June 2, 1999, between iBIZ and
                     Jeremy Radlow

      10.04(1)       3Com Designed for Palm Computing Platform Logo License Agreement, between iBIZ and
                     Palm Computing, Inc.

      10.05(1)       IBIZ Technology Corp. Stock Option Plan dated January 31, 1999

      10.06(1)       Form of Stock Option

      10.07(1)       Lease Agreement dated June 1, 1999, between iBIZ and Lone Cactus Capital Group, L.L.C.

      10.08(1)       Strategic Teaming and Marketing Agreement dated February 18, 1999, between iBIZ and
                     Global Telephone Communication, Inc.

      10.09(1)       Form of iBIZ Technology Corp. Common Stock Purchase Warrant

      10.10(1)       Form of iBIZ Technology Corp. Convertible Debenture

      10.11(1)       Employment Agreement dated March 5, 1999, as amended, between iBIZ, INVNSYS and
                     Kenneth Schilling

      10.12(1)       Employment Agreement dated March 5, 1999, as amended, between iBIZ, INVNSYS and Terry Ratliff

      10.13(1)       Employment Agreement dated March 5, 1999, as amended, between iBIZ, INVNSYS and Mark Perkins

      10.14(2)       Securities Purchase Agreement dated November 9, 1999, between iBIZ and Globe United
                     Holdings, Inc.

      10.15(2)       7% Convertible Debenture Due November 9, 2004, between iBIZ and Globe United Holdings,
                     Inc.

      10.16(2)       Warrant dated November 9, 1999

      10.17(2)       Registration Rights Agreement dated November 9, 1999, between iBIZ and Globe United
                     Holdings, Inc.

      10.18(3)       Securities Purchase Agreement dated December 29, 1999, between iBIZ and Globe United
                     Holdings, Inc.

      10.19(3)       7% Convertible Debenture Due December 29, 2004, between iBIZ and Globe United
                     Holdings, Inc.

      10.20(3)       Warrant dated December 29, 1999

      10.21(3)       Registration Rights Agreement dated December 29, 1999, between iBIZ and Globe United
                     Holdings, Inc.

      10.22(3)       Subscription Agreement for Common Stock of iBIZ Technology Corp.

      10.23(4)       Master Distribution Agreement dated January 12, 2000, between iBIZ and Harsper Co. Ltd.

      21.01(1)       Subsidiaries of Registrant

      23.01(3)       Consent of Moffitt & Company

      23.02(4)       Consent of Moffitt & Company

      27.02(4)       Financial Data Schedule

---------------

1. Incorporated by reference from iBIZ's Form 10-SB, File No. 027619, filed with the SEC on October 13, 1999.

2. Incorporated by reference from iBIZ's Form 10-SB/A, File No. 027619, filed with the SEC on December 1, 1999.

3. Incorporated by reference from iBIZ's Form SB-2, File No. 62347, filed with the SEC on January 11, 2000.

4.     Filed herewith.

                                   SIGNATURES

                  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     iBIZ TECHNOLOGY CORP., INC.



                                     By:    /s/Kenneth W. Schilling
                                        ----------------------------------------
                                            Kenneth W. Schilling
                                            President, Chief Executive Officer,
                                            and Director

Dated:        January 27, 2000

                  In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/Terry S. Ratliff          Vice President, Comptroller, Director                January 27, 2000
--------------------
Terry S. Ratliff


/s/Mark H. Perkins           Vice President of Operations, Director               January 27, 2000
------------------
Mark H. Perkins

                                 EXHIBIT INDEX
                                 -------------

    EXHIBIT NO.                                            DESCRIPTION
    -----------                                            -----------
       2.01(1)       Plan of Reorganization and Stock Exchange Agreement dated January 1, 1999

       3.01(1)       Articles of Incorporation, as amended

       3.02(1)       Bylaws

       5.01(3)       Opinion of Gammage & Burnham, P.L.C.

      10.01(1)       Citrix Business Alliance Membership Agreement dated February 10, 1999, between INVNSYS and Citrix Systems, Inc.

      10.02(1)       Client Software License Agreement dated December 30, 1998, between INVNSYS and Citrix Systems, Inc.

      10.03(1)       IBIZ Technology Corporation Distributed Software License Agreement dated June 2, 1999, between iBIZ and
                     Jeremy Radlow

      10.04(1)       3Com Designed for Palm Computing Platform Logo License Agreement, between iBIZ and
                     Palm Computing, Inc.

      10.05(1)       IBIZ Technology Corp. Stock Option Plan dated January 31, 1999

      10.06(1)       Form of Stock Option

      10.07(1)       Lease Agreement dated June 1, 1999, between iBIZ and Lone Cactus Capital Group, L.L.C.

      10.08(1)       Strategic Teaming and Marketing Agreement dated February 18, 1999, between iBIZ and
                     Global Telephone Communication, Inc.

      10.09(1)       Form of iBIZ Technology Corp. Common Stock Purchase Warrant

      10.10(1)       Form of iBIZ Technology Corp. Convertible Debenture

      10.11(1)       Employment Agreement dated March 5, 1999, as amended, between iBIZ, INVNSYS and
                     Kenneth Schilling

      10.12(1)       Employment Agreement dated March 5, 1999, as amended, between iBIZ, INVNSYS and Terry Ratliff

      10.13(1)       Employment Agreement dated March 5, 1999, as amended, between iBIZ, INVNSYS and Mark Perkins

      10.14(2)       Securities Purchase Agreement dated November 9, 1999, between iBIZ and Globe United
                     Holdings, Inc.

      10.15(2)       7% Convertible Debenture Due November 9, 2004, between iBIZ and Globe United Holdings,
                     Inc.

      10.16(2)       Warrant dated November 9, 1999

      10.17(2)       Registration Rights Agreement dated November 9, 1999, between iBIZ and Globe United
                     Holdings, Inc.

      10.18(3)       Securities Purchase Agreement dated December 29, 1999, between iBIZ and Globe United
                     Holdings, Inc.

      10.19(3)       7% Convertible Debenture Due December 29, 2004, between iBIZ and Globe United
                     Holdings, Inc.

      10.20(3)       Warrant dated December 29, 1999

      10.21(3)       Registration Rights Agreement dated December 29, 1999, between iBIZ and Globe United
                     Holdings, Inc.

      10.22(3)       Subscription Agreement for Common Stock of iBIZ Technology Corp.

      10.23(4)       Master Distribution Agreement dated January 12, 2000, between iBIZ and Harsper Co. Ltd.

      21.01(1)       Subsidiaries of Registrant

      23.01(3)       Consent of Moffitt & Company

      23.02(4)       Consent of Moffitt & Company

      27.02(4)       Financial Data Schedule

---------------

1. Incorporated by reference from iBIZ's Form 10-SB, File No. 027619, filed with the SEC on October 13, 1999.

2. Incorporated by reference from iBIZ's Form 10-SB/A, File No. 027619, filed with the SEC on December 1, 1999.

3. Incorporated by reference from iBIZ's Form SB-2, File No. 62347, filed with the SEC on January 11, 2000.

4.     Filed herewith.