Form 10QSB
period 2000-01-31
IBIZ TECHNOLOGY CORP
filed 2000-03-16
CIK 1079893

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED JANUARY 31, 2000

                           COMMISSION FILE NO. 027619




                              iBIZ TECHNOLOGY CORP.
          ------------------------------------------------------------

             (Exact name of registrant as specified in its charter)


             Florida                                                         86-0933890
---------------------------------                                     ------------------------
 (State or other jurisdiction of                                          (I.R.S. Employer
 incorporation or organization)                                         Identification No.)



            1919 West Lone Cactus, Phoenix, Arizona                            85021
---------------------------------------------------------------           ---------------
           (Address of principal executive offices)                          (Zip Code)



Issuer's telephone number, including area code:                            (623) 492-9200
                                                                       ---------------------



             Class                                                      Outstanding at March 14, 2000
             -----                                                      -----------------------------
Common stock, $0.01 par value                                                       28,933,861

                                TABLE OF CONTENTS



PART I.  -  FINANCIAL INFORMATION................................................................................   1

    ITEM 1.   FINANCIAL STATEMENTS (REVIEWED)
                      CONSOLIDATED BALANCE SHEETS ...............................................................   2
                      CONSOLIDATED STATEMENT OF OPERATIONS.......................................................   4
                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT.................................   5
                      CONSOLIDATED STATEMENT OF CASH FLOWS.......................................................   7
                      NOTES TO FINANCIAL STATEMENTS..............................................................   9
               COMPARISON CONSOLIDATED BALANCE SHEETS............................................................  23
               COMPARISON CONSOLIDATED STATEMENTS OF OPERATIONS..................................................  25
               COMPARISON CONSOLIDATED STATEMENTS OF CASH FLOWS..................................................  26


    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..28

PART II.  -  OTHER INFORMATION...................................................................................  31

    ITEM 1.  LEGAL PROCEEDINGS...................................................................................  31
    ITEM 2.  CHANGES IN SECURITIES ..............................................................................  31
    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.....................................................................  32
    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................  33
    ITEM 5.  OTHER INFORMATION...................................................................................  33
    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................................................  33

PART I

         ITEM 1.                    FINANCIAL INFORMATION

                  The financial statements for the three month period ended January 31, 2000 have been reviewed, but not audited by iBIZ's independent auditors, Moffitt & Company, P.C. As required by the SEC, this Form 10-QSB contains comparisons to financial statements for the three month period ended January 31, 1999. The financial statements for the three month period ended January 31, 1999 were prepared internally by management of the Company, and are unaudited and unreviewed.



                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To The Board of Directors and Stockholders
IBIZ Technology Corp. and Consolidated Subsidiary
Phoenix, Arizona

We have reviewed the accompanying balance sheet of IBIZ Technology Corp. and Consolidated Subsidiary as of January 31, 2000, and the related statements of operations, changes in stockholders' deficit, retained earnings and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of IBIZ Technology Corp. and Consolidated Subsidiary.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

As discussed in Note 22, certain conditions indicate that the company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the company be unable to continue as a going concern.


MOFFITT & COMPANY, P. C.
SCOTTSDALE, ARIZONA

March 6, 2000

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                JANUARY 31, 2000
                                   (UNAUDITED)



                                     ASSETS



CURRENT ASSETS
       Cash and cash equivalents                         $450,757
       Accounts receivable, trade                         382,637
       Inventories                                        238,059
       Prepaid expenses                                    28,246
                                                         --------



              TOTAL CURRENT ASSETS                                   $1,099,699





PROPERTY AND EQUIPMENT, NET OF
   ACCUMULATED DEPRECIATION                                             185,182




OTHER ASSETS
       Note receivable, related party                     412,162
       Deposits                                            16,412
       Customer list, net of accumulated amortization      11,305
                                                         --------


              TOTAL OTHER ASSETS                                        439,879
                                                                     ----------


              TOTAL ASSETS                                           $1,724,760
                                                                     ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT



CURRENT LIABILITIES
       Accounts payable, trade                            $   521,941
       Customer deposits                                       30,014
       Notes payable, current                                   6,540
       Accrued liabilities                                    131,890
       Sales and payroll taxes payable                        117,606
       Corporation income taxes payable                        19,078
       Deferred income                                         86,298
       Convertible debentures payable                         200,000
                                                          -----------

              TOTAL CURRENT LIABILITIES                                   $ 1,113,367

LONG - TERM LIABILITIES
       Convertible debentures payable                       1,400,000
       Notes payable                                           17,005
                                                          -----------

              TOTAL LONG - TERM LIABILITIES                                 1,417,005

STOCKHOLDERS' DEFICIT
       Common stock
          Authorized - 100,000,000 shares, par
            value $.001 per shares
          Issued and outstanding - 27,021,380 shares           27,021
       Paid in capital in excess of par value of stock      1,443,650
       Advance on stock subscription                           75,000
       Retained earnings (deficit)                         (2,351,283)
                                                          -----------

              TOTAL STOCKHOLDERS' DEFICIT                                    (805,612)
                                                                          -----------


              TOTAL LIABILITIES AND
                 STOCKHOLDERS' DEFICIT                                    $ 1,724,760
                                                                          ===========

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED JANUARY 31, 2000
                                   (UNAUDITED)




SALES                                                     $    628,853

COST OF SALES                                                  550,795
                                                          ------------

       GROSS PROFIT                                             78,058

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                                   (773,095)
                                                          ------------

(LOSS) BEFORE OTHER INCOME                                    (695,037)

OTHER INCOME (EXPENSE)
       Interest income                     $  5,398
       Interest expense                     (20,481)
                                           --------

        TOTAL OTHER INCOME, NET                                (15,083)
                                                          ------------

(LOSS) BEFORE INCOME TAXES                                    (710,120)

INCOME TAXES                                                         0
                                                          ------------

NET (LOSS)                                                $   (710,120)
                                                          ============

NET (LOSS) PER COMMON SHARE

       Basic and Diluted                                  $      (0.03)
                                                          ============


WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING

       Basic and diluted                                    26,721,059
                                                          ============

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                   FOR THE THREE MONTHS ENDED JANUARY 31, 2000
                                   (UNAUDITED)




                                                COMMON STOCK
                                       ---------------------------
                                          SHARES            AMOUNT
                                       ---------------------------

BALANCE, NOVEMBER 1, 1999               26,370,418         $26,370

CONVERSION OF DEBENTURES TO
   COMMON STOCK                            300,962             301

ISSUANCE OF COMMON STOCK
   FOR CASH
      AT .50(CENT)PER SHARE                100,000             100
      AT $1.10 PER SHARE                   250,000             250

FEES AND COSTS FOR ISSUANCE
   OF STOCK                                      0               0

NET (LOSS) FOR THE THREE MONTHS
   ENDED JANUARY 31, 2000                        0               0
                                        ----------         -------

BALANCE, JANUARY 31, 2000               27,021,380         $27,021
                                        ==========         =======

                                          PAID IN
                                        CAPITAL IN
                                         EXCESS OF            ADVANCES        RETAINED
                                         PAR VALUE            ON STOCK        EARNINGS
                                         OF STOCK           SUBSCRIPTIONS     (DEFICIT)
                                        -----------         -------------    ------------
                                        $ 1,106,266          $75,000         $(1,641,163)


                                            200,734                0                   0



                                             49,900                0                   0
                                            274,750                0                   0


                                           (188,000)               0                   0


                                                  0                0            (710,120)
                                        -----------          -------         -----------

                                        $ 1,443,650          $75,000         $(2,351,283)
                                        ===========          =======         ===========

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED JANUARY 31, 2000
                                   (UNAUDITED)




CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss)                                                 $(710,120)
       Adjustments to reconcile net (loss) to
         net cash (used) by operating activities
           Depreciation                                              10,774
           Interest on debentures converted to common stock           1,036
       Changes in operating assets and liabilities
           Accounts receivable, trade                              (170,337)
           Inventories                                               30,028
           Prepaid expenses                                          10,738
           Deposits                                                     347
           Accounts payable                                        (241,024)
           Customer deposits                                        (85,394)
           Accrued liabilities and taxes                             12,523
           Deferred income                                           31,336
                                                                  ---------

              NET CASH FLOWS (USED)
                 BY OPERATING ACTIVITIES                                           $(1,110,093)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                          (70,615)
       Loan to related party                                        (55,352)
       Purchase of customer list                                    (11,900)
                                                                  ---------


              NET CASH FLOWS (USED) BY
                INVESTING ACTIVITIES                                                  (137,867)

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                   FOR THE THREE MONTHS ENDED JANUARY 31, 2000
                                   (UNAUDITED)




CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from issuance of common stock                $   137,000
       Proceeds from issuance of convertible debentures            1,600,000
       Decrease in notes payable                                     (63,626)
                                                                 -----------

            NET CASH FLOWS PROVIDED
                BY FINANCING ACTIVITIES                                             $1,673,374
                                                                                    ----------

NET INCREASE IN CASH                                                                   425,414

CASH BALANCE, NOVEMBER 1, 1999                                                          25,343
                                                                                    ----------

CASH BALANCE, JANUARY 31, 2000                                                      $  450,757
                                                                                    ==========
SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION

       Cash paid during year for:

          Interest                                                                  $    3,787
                                                                                    ==========
          Taxes                                                                     $        0
                                                                                    ==========
NON CASH INVESTING AND FINANCING
   ACTIVITIES

       Issuance of common stock for convertible debentures                          $  200,000
                                                                                    ==========

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2000
                                   (UNAUDITED)


NOTE 1          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                NATURE OF BUSINESS

                IBIZ Technology Corp. was organized on April 6, 1994, under the laws of the State of Florida. The company is a holding company and owns 100% of Invnsys Technology Corporation.

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

                The company depreciates its property and equipment for financial reporting purposes using the straight-line method based upon the following useful lives of the assets:

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JANUARY 31, 2000
                                   (UNAUDITED)

NOTE 1          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                PROPERTY AND EQUIPMENT (CONTINUED)

                           Tooling                                       3 Years
                           Machinery and equipment                    5-10 Years
                           Office furniture and equipment             5-10 Years
                           Vehicles                                      5 Years
                           Leasehold improvements                        5 Years
                           Location equipment                            5 years

                CUSTOMER LISTS

                The customer list is recorded at cost and is being amortized on a straight-line basis over five years.

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

                INCOME TAXES

                Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No., 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JANUARY 31, 2000
                                   (UNAUDITED)


NOTE 1          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                UNAUDITED FINANCIAL INFORMATION

                The financial statements are unaudited. In management's opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

NOTE 2          DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

                The company has financial instruments, none of which are held for trading purposes. The company estimates that the fair value of all financial instruments at January 31, 2000, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the company could realize in a current market exchange.

NOTE 3          ACCOUNTS RECEIVABLE

                A summary of accounts receivable and allowance for doubtful accounts is as follows:

                      Accounts receivable                           $407,637

                      Allowance for doubtful accounts                 25,000
                                                                    -------

                                                                    $382,637
                                                                    ========

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JANUARY 31, 2000
                                   (UNAUDITED)

NOTE 4          INVENTORIES

                Inventories are comprised of the following:

                      Computer and components:
                         Finished products                    $185,497
                         Demonstration and loaner units          6,003
                         Depot units                            13,521
                         Office                                 31,467
                         Evaluation units                        1,252
                         Parts                                     319
                                                              --------

                                     Total inventories        $238,059
                                                              ========

NOTE 5          PROPERTY AND EQUIPMENT

                Property and equipment and accumulated depreciation consists of:

                      Tooling                                 $ 68,100
                      Machinery and equipment                   44,628
                      Software                                  22,305
                      Office furniture and equipment           108,986
                      Vehicles                                  39,141
                      Location equipment                        41,919
                      Leasehold improvements                    14,467
                                                              --------
                                                               339,546

                      Less accumulated depreciation            154,364
                                                              --------

                           Total property and equipment       $185,182
                                                              ========

                 The depreciation expenses for the three months ended January 31, 2000 is $ 10,179.

NOTE 6          CUSTOMER LIST

                The customer list and accumulated amortization consists of:

                      Cost                                                                         $11,900

                      Less accumulated amortization                                                    595
                                                                                                   -------

                      Total customer list                                                          $11,305
                                                                                                   =======

                 The amortization for the three months ended January 31, 2000 is $595.

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JANUARY 31, 2000
                                   (UNAUDITED)

NOTE 7          NOTE RECEIVABLE, RELATED PARTY

                The related note is secured by 500,000 shares of common stock in the company, payable on demand and accrues interest at 6%. At
                January 31, 2000, management believed the notes would not be collected within the current operating cycle and classified the
                asset as a long-term asset.                                                        $412,162
                                                                                                   ========

NOTE 8          CUSTOMER DEPOSITS

                It is the company's policy to obtain a portion of the sales price when orders are received. These funds are recorded as customer deposits and are applied to the customer invoices when the merchandise is shipped.

NOTE 9          INCOME TAXES

                (Loss) from continuing operations
                  before income taxes                                                              $(710,120)
                                                                                                   ---------

                The provision for income taxes is estimated as follows:
                           Currently payable                                                       $       0
                                                                                                   ---------
                           Deferred                                                                $ 136,830
                                                                                                   ---------

                A reconciliation of the provision for income taxes compared with the amounts at the U.S. Federal Statutory rate was as follows:
                           Tax (refund) at U.S. Federal Statutory
                             income tax rates                                                      $(140,886)
                           Less change in valuation allowance                                        140,886
                                                                                                   ---------

                                Net tax                                                            $       0
                                                                                                   =========

                Deferred income tax assets and liabilities reflect the impact of temporary differences between amounts of assets and
                  liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax
                  laws.  The net deferred tax assets is:                                           $       0
                                                                                                   ---------

                Temporary differences and carry forwards that gave rise to deferred tax assets and liabilities included the following:

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JANUARY 31, 2000
                                   (UNAUDITED)

NOTE 9          INCOME TAXES (CONTINUED)

                                                                     DEFERRED TAX
                                                                     ------------
                                                                ASSETS        LIABILITIES
                                                                ------        -----------

                      Net operating loss                       $ 451,000        $     0
                      Accrued expenses and miscellaneous           8,100              0
                      Tax credit carryforward                     38,424              0
                      Depreciation                                     0          6,199
                                                               ---------        -------

                      Subtotals                                  497,524          6,199

                      Valuation allowance                       (497,524)        (6,199)
                                                               ---------        -------

                      Total deferred taxes                     $       0        $     0
                                                               =========        =======

                As discussed in Note 22, there is substantial doubt about the company's ability to continue as a going concern. Consequently, the company must maintain a 100% valuation allowance for the deferred taxes as there is doubt that the company will generate profits which will be absorbed by the tax differences.

                A reconciliation of the valuation allowance is as follows:

                      Balance, November 1, 1999                          $356,638
                      Addition to allowance for three months ended
                         January 31, 2000                                 140,886
                                                                         --------

                      Balance, January 31, 2000                          $497,524
                                                                         ========

NOTE 10         TAX CARRYFORWARD

                 The company has the following tax carryforwards at January 31, 2000:

                                                                          EXPIRATION
                             YEAR                      AMOUNT                DATE
                             ----                      ------                ----
                      Net operating loss
                         October 31, 1995              $  2,500        October 31, 2010
                         October 31, 1996                24,028        October 31, 2011
                         October 31, 1997               192,370        October 31, 2012
                         October 31, 1998                71,681        October 31, 2013
                         October 31, 1999               991,162        October 31, 2019

                      Capital loss
                         October 31, 1997                25,600        October 31, 2002

                      Contribution
                         October 31, 1997                   545        October 31, 2002
                         October 31, 1999                 2,081        October 31, 2004
                      Research tax credits               38,424

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JANUARY 31, 2000
                                   (UNAUDITED)

NOTE 11         NOTES PAYABLE

                Note payable to Community First National Bank due in monthly payments of interest of approximately $3,100. Interest is
                computed at national prime as stated in the Wall Street Journal plus 3 percent. The principal amount is due July 31, 2000. This note is secured by accounts receivable, general intangibles and all equipment and leasehold improvements. The shareholder has personally guaranteed the loan and the bank is the beneficiary
                of an insurance policy on the life of the shareholder.                             $     0

                Note payable to Community First National Bank due in monthly payments of principal and interest of $545 with interest at 7 percent until March 7, 2004. The note is secured by
                an automobile.                                                                      23,545
                                                                                                   -------

                                                                                                    23,545

                Less:  current portion                                                               6,540
                                                                                                   -------

                Net long-term debt                                                                 $17,005
                                                                                                   =======

                Maturities of long-term debt are as follows:

                Year ended January 31,

                       2001                                                                        $ 6,540
                       2002                                                                          6,540
                       2003                                                                          3,925
                                                                                                   --------

                                                                                                   $17,005
                                                                                                   =======

NOTE 12         COMMON STOCK PURCHASE WARRANTS

                The company has issued the following common stock purchase warrants:

                                            NUMBER                                     EXERCISE
                      DATE                 OF SHARES               TERM                 PRICE
                      ----                 ---------               ----                 -----
                  May  7, 1999             100,000               3 years                $0.75
                  May 13, 1999             100,000               3 years                $1.00
                  May  7, 1999             300,000               3 years                $0.75
                  May  7, 1999             300,000              10 years                $0.75
                  May 13, 1999             100,000              10 years                $1.00


                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JANUARY 31, 2000
                                   (UNAUDITED)

NOTE 13         CONVERTIBLE DEBENTURES

                                                                                                              CURRENT
                $200,000 DEBENTURE                                                      TOTAL                 PORTION
                ------------------                                                      -----                 -------
                On June 30, 1999, the company issued $200,000 of                     $   200,000           $   200,000
                convertible debentures.  The debentures bear interest
                at 8%, are unsecured and are due on June 21, 2000.

                On February 24, 2000, the debentures were converted into 300,00 shares of common stock

                $1,000,000 DEBENTURE

                In December 1999, the company issued an additional                     1,000,000                     0
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

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JANUARY 31, 2000
                                   (UNAUDITED)

NOTE 13         CONVERTIBLE DEBENTURES (CONTINUED)

                                                                                                              CURRENT
                $1,000,000 DEBENTURE (CONTINUED)                                        TOTAL                 PORTION
                --------------------------------                                        -----                 -------
                  9.  Any further issuance of common stock or debentures must be approved by debenture holders.
                  10. Debenture holders have a eighteen month right of first refusal on future disposition of stock by the company.
                  11. Restriction on payment of dividends, retirement of stock or issuance of new securities.
                  12. The company paid a $100,000 brokerage fee for obtaining the $1,000,000 debentures.
                  13. The debenture agreement provides monetary penalties in the event the company delays the issuance of the conversion
                      stock.

                On March 2, 2000, the company converted the $1,000,000 debentures into 1,292,481 shares of common stock.

                $600,000 DEBENTURE

                In November 1999, the company issued $600,000 of 7%                  $   400,000           $         0
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

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JANUARY 31, 2000
                                   (UNAUDITED)

NOTE 13         CONVERTIBLE DEBENTURES (CONTINUED)

                                                                                                              CURRENT
                $600,000 DEBENTURE (CONTINUED)                                          TOTAL                 PORTION
                ------------------------------                                          -----                 -------
                  7.  Redemption by company - If there is a change in control of the company, the holder of the debenture can request that
                      the debenture be redeemed at a price equal to 125% of the
                      aggregate principal and accrued interest outstanding under this debenture.
                  8. The debentures are unsecured.
                  9.  Any further issuance of common stock or debentures must be approved by debenture holders.
                  10. Debenture holders have a eighteen month right of first refusal on future disposition of stock by the company.
                  11. Restriction on payment of dividends, retirement of stock or issuance of new securities.

                On November 9, 1999, the company converted $200,000 of debentures into 300,962 shares of common stock.

                               Total                                                 $1,600,000            $   200,000
                                                                                     ==========            ===========


NOTE 14         NET (LOSS) PER COMMON SHARE

                Computation of net (loss) per common share

                Net (loss) to common stockholders                                                          $   710,120
                ---------------------------------------------------------------------                       -----------
                Weighted average number of common shares outstanding
                                                                                                            26,721,059

                Net (loss) per share                                                                            ($0.03)

                The weighted average shares from converting stock options, warrants and debentures are not presented as the amounts are anti-dilutive.

NOTE 15         REAL ESTATE LEASE

                On June 1, 1999, the company leased a new facility from a related entity. The lease commenced on July 1, 1999, requires initial annual rentals of $153,600 (with annual increases) plus taxes and operating costs and expires on December 31, 2024. The company has also guaranteed the mortgage on the premises.

                Future minimum lease payments, (based upon fiscal years ending October 31) excluding taxes and expenses, are as follows:

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JANUARY 31, 2000
                                   (UNAUDITED)


NOTE 15         REAL ESTATE LEASE (CONTINUED)

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

                Rent expense for the three months ended January 31, 2000 is $38,400.

NOTE 16         ADVERTISING

                The company expenses all advertising as incurred. For the three months ended January 31, 2000, the company charged to operations $9,110 in advertising costs.

NOTE 17         INTEREST

                The company incurred interest expenses for the three months ended January 31, 2000 of $20,481.

NOTE 18         WARRANTY RESERVE

                The company established a warranty reserve of $35,568 to cover any potential warranty costs on computer equipment that are not covered by the computer manufacturer's warranty.

NOTE 19         ECONOMIC DEPENDENCY

                The company purchases the majority of its computer equipment from three suppliers.

NOTE 20         OFFICERS' COMPENSATION

                The company has four employment agreements with the following officers:

                                               PRESIDENT                       VICE
                                               AND CHIEF        VICE         PRESIDENT      CHIEF
                                               EXECUTIVE      PRESIDENT/        OF         OPERATING
                                                OFFICER       COMPTROLLER    OPERATIONS     OFFICER
                                                -------       -----------    ----------     -------
                      Annual compensation       $200,000       $88,000       $88,000       $96,200
                                                ========       =======       =======       =======

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JANUARY 31, 2000
                                   (UNAUDITED)

NOTE 21         STOCK OPTIONS

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

                The company issued the following options:

                            DATE OF          NUMBER                                      VESTING
                           ISSUANCE        OF SHARES               RECIPIENT              PERIOD             TERM
                           --------        ---------               ---------              ------             ----
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

                        April 22, 1999      150,000                 Directors             Two years        10 years
                                                                                        50% per year

                          May 7, 1999       500,000                 Employee             Immediately       10 years

                          May 7, 1999        85,000                 Employees            Five years        10 years
                                                                                        10,000 shares
                                                                                         immediately
                                                                                      balance over five
                                                                                            years

                          May 7, 1999       375,000                 Employee             Immediately       10 years

                       January 28, 2000     125,000                  Officer             Immediately       10 years

                       January 28, 2000     500,000                  Officer             One year -        10 years
                                            -------                                      performance
                                                                                            based
                                          2,975,000
                                          =========

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JANUARY 31, 2000
                                   (UNAUDITED)

NOTE 21         STOCK OPTIONS (CONTINUED)

                The exercise price is the fair market value of the shares (average of bid and ask price) at the date of the grant which was .75(cent) to $1.06 per share.

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

                A summary of the stock options is as follows:

                                                                                    SHARES

                      Outstanding at November 1, 1999                              2,350,000

                      Granted during the three months ended January 31, 2000         625,000
                                                                                   ---------

                      Outstanding at January 31, 2000                              2,975,000
                                                                                   =========


                Information regarding stock options outstanding as of January 31, 2000 is as follows:

                                                                        OPTIONS OUTSTANDING
                                                                        -------------------
                                                                                                           WEIGHTED
                                                                              WEIGHTED                      AVERAGE
                                                                               AVERAGE                     REMAINING
                              PRICE                                           EXERCISE                    CONTRACTUAL
                              RANGE                SHARES                       PRICE                        LIFE
                              -----                ------                       -----                        ----

                      $  .75(cent)- $1.06         2,975,000                    $   .75                 9 years, 3 months

                                                         OPTIONS EXERCISABLE
                                                         -------------------

                                                                              WEIGHTED
                                                                               AVERAGE
                              PRICE                                           EXERCISE
                              RANGE                SHARES                       PRICE
                              -----                ------                       -----

                             $       0                0                          N/A

                Since the exercise price and the fair market value of the stock were the same, there is no compensation costs to report and required pro-forma net income and earnings per share are the same as the historical financial statement presentations.

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JANUARY 31, 2000
                                   (UNAUDITED)


NOTE 22         GOING CONCERN

                These financial statements are presented on the basis that the company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statement show that the company has incurred net losses of $710,120, has a deficit working capital of $13,668 and a stockholders' deficit of $805,612. In February and March 2000, the company converted $1,200,000 of debentures into common stock. These conversions increased working capital and stockholders' equity. In addition, sales have increased from the purchase of the customer lists.

NOTE 23         INVESTOR COMMUNICATION AGREEMENT

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

NOTE 24         FINANCIAL PROJECT MANAGEMENT AGREEMENT

                In December 1999, the company entered into a six month agreement with Equinet, Inc., the project manager, to promote the growth of, or increase in the shareholder value of the company.

                      The project manager will be compensated as follows:

                      1. A monthly fee of $3,500 for the first 6 months of the agreement payable in cash or stock.
                      2. A fee of 1% - 10% based upon the funding received from the project manager's recommendations.
                      3. In connection with the first $5,000,000 raised by the project manager, the company will issue to the project manager warrants to purchase three shares of common stock for each $20 raised, up to a maximum of 750,000 shares. In the event the first $1,875,000 is received by January 10, 2000, the company will provide Equinet, Inc. a discounted exercise price of $0.99 per share in connection with the warrants issued for these funds.

                              IBIZ TECHNOLOGY CORP
                           CONSOLIDATED BALANCE SHEETS

                                                                JANUARY 31, 2000     JANUARY 31,1999
                                                                    (REVIEWED)         (UNREVIEWED)
ASSETS


Current Assets
            Cash and Cash Equivalents                               $  450,757          $  296,310
            Accounts Receivable, Trade                                 382,637             237,643
            Inventories                                                238,059             274,264
            Prepaid Expenses, Other Assets                              28,246              20,876
                                                                    ----------          ----------
                    Total Current Assets                             1,099,699             829,093

Property and Equipment, Net of Accumulated Depreciation                185,182              65,183

Other Assets
            Note Receivable, Related Party                             412,162             544,791
            Deposits                                                    16,412                   0
            Customer List, Net of Accumulated Amortization              11,305                   0
                                                                    ----------          ----------

                    Total Other Assets                                 439,879             544,791


                    TOTAL ASSETS                                    $1,724,760          $1,439,067
                                                                    ==========          ==========

                              IBIZ TECHNOLOGY CORP
                           CONSOLIDATED BALANCE SHEETS
                                    CONTINUED

                                                                JANUARY 31, 2000     JANUARY 31,1999
                                                                    (REVIEWED)         (UNREVIEWED)
LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
            Accounts Payable, Trade                                 $  521,941          $  826,433
            Customer Deposits                                           30,014             243,655
            Notes Payable, Current                                       6,540              19,580
            Accrued Liability                                          131,890              59,596
            Sales and Payroll Taxes Payable                            117,606             301,786
            Corporation and Income Tax Payable                          19,078              17,841
            Deferred Income                                             86,298              80,831
            Convertible Debentures Payable                             200,000                   0
                                                                    ----------          ----------
                    Total Current Liabilities                        1,113,367           1,549,722

Long-Term Liabilities
            Convertible Debentures Payable                           1,400,000                   0
            Notes Payable                                               17,005             339,526
                                                                    ----------          ----------
                    Total Long-Term Liabilities                      1,417,005             339,526

Stockholders' Deficit
            Common Stock
               Authorized - 100,000,000 shares
               Par value $.001 per share
               Issued and Outstanding                                   27,021              24,540
            Paid in Capital in Excess of Par Value                   1,443,650             179,742
            Advances on Stock Subscriptions                             75,000             105,000
            Retained Earnings (Deficit)                             (2,351,283)           (759,463)
                                                                    ----------          ----------
                    Total Stockholders' Deficit                       (805,612)           (450,181)

                    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT     $1,724,760          $1,439,067
                                                                    ==========          ==========

                              IBIZ TECHNOLOGY CORP
                      CONSOLIDATED STATEMENT OF OPERATIONS
                           FOR THE THREE MONTH PERIODS
                         ENDED JANUARY 31, 2000 AND 1999

                                                            JANUARY 31, 2000       JANUARY 31,1999
                                                                (REVIEWED)          (UNREVIEWED)
Sales                                                         $    628,853           $    833,519

Cost of Sales                                                      550,795                721,661
                                                              ------------           ------------


            Gross Profit                                            78,058                111,858

Selling, General & Administrative Expense                         (773,095)               131,007
                                                              ------------           ------------

(Loss) Before Other Income                                        (695,037)               (19,149)

Other Income
            Interest Income                                          5,398                      0
            Interest Expense                                       (20,481)               (15,884)
                    Total Other Income, Net                        (15,083)               (15,884)
                                                              ------------           ------------

(Loss) Before Income Taxes                                        (710,120)               (35,033)

Income Taxes                                                             0                      0
                                                              ------------           ------------

Net (Loss)                                                    ($   710,120)          ($    35,033)
                                                              ============           ============

Net (Loss) per Common Share Outstanding
            Basic and Diluted                                        (0.03)                (0.001)

Weighted Average Number of Common Shares Outstanding
            Basic and Diluted                                   26,721,059             24,143,201
                                                              ============           ============

                              IBIZ TECHNOLOGY CORP
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           FOR THE THREE MONTH PERIODS
                         ENDED JANUARY 31, 2000 AND 1999

                                                         January 31, 1999    January 31, 1999
                                                           (reviewed)          (unreviewed)
                                                         ------------------------------------
CASH FLOW STATEMENTS

Cash Flows from Operating Activities:
Net (Loss)                                                     ($710,120)      ($ 35,033)
Adjustments to Reconcile Net (loss) to
  Net Cash (used) by Operating Activities
          Depreciation                                            10,774          11,353
          Deferred Tax                                                 0         (73,085)
          Interest on Convertible Debentures                       1,036               0
Changes in Operating Assets and Liabilities
          Accounts Receivable, Trade                            (170,337)        (84,107)
          Inventories                                             30,028          49,133
          Prepaid Expenses and Other Assets                       10,738          27,779
          Deposits                                                   347               0
          Accounts Payable, Trade                               (241,024)         45,618
          Customer Deposits                                      (85,394)       (151,609)
          Accrued Liabilities and Taxes                           12,523          42,729
          Deferred Income                                         31,336           9,800
                                                         ------------------------------------
Net Cash Flows (Used) by Operating Activities               ($1,110,093)      ($  157,422)

Cash Flows from Investing Activities:
      Purchases of Property and Equipment                       (70,615)                0
      Loan to Related Party                                     (55,352)          361,829
      Purchase of Customer List                                 (11,900)                0
                                                         ------------------------------------

Net Cash Flows (Used) by Investing Activities               ($  137,867)      $   361,829

Cash Flows from Financing Activities:
      Bank Overdraft                                                  0           (13,700)
      Net Proceeds from Issuance of Common Stock                137,000            35,000
      Proceeds from Issuance of Convertible Debentures        1,600,000                 0
      Advances on Stock Subscriptions                                 0           105,000
      Decrease in Notes Payable                                 (63,626)          (34,597)
                                                         ------------------------------------

Net Cash Flows Provided by Financing Activities             $ 1,673,374       $    91,703

Net Increase in Cash                                            425,414           296,110

Cash Balance, November 1, Prior Year                             25,343               200
                                                         ------------------------------------
                                                         ------------------------------------
Cash Balance, January 31, Current Year                      $   450,757       $   296,310
                                                         ====================================

                              IBIZ TECHNOLOGY CORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTH PERIODS
                         ENDED JANUARY 31, 2000 AND 1999
                                    CONTINUED

                                                         JANUARY 31, 1999    JANUARY 31, 1999
                                                           (REVIEWED)          (UNREVIEWED)
                                                         ------------------------------------
      Supplemental Disclosure of Cash
      Flow Information

                Cash Paid During Year for:

                  Interest                                  $3,787              $15,884
                  Taxes                                          0                    0
                                                         ======================================

Non-cash Investing and Financing Activities

      Issuance of Common Stock for Investment in
         INVNSYS Technology Corporation                          0               16,000
      Issuance of Common Stock for
         Convertible Debentures                           200,000                    0

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


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

SELECTED FINANCIAL INFORMATION.

                                                                                        Three Month Period Ended
                                                                                       ---------------------------
                                                                                       12/31/2000         12/31/99
                                                                                       ----------         --------
Statement of Operations Data
     Net sales                                                                        $   628,853       $   833,519
     Gross profit                                                                     $    78,058       $   111,858
     Operating income (loss)                                                          $  (695,037)      $   (19,149)
     Net earnings (loss) after tax                                                    $  (710,120)      $   (35,033)
     Net earnings (loss) per share                                                    $     (0.03)      $    (0.001)

                                                                                       12/31/2000         12/31/99
                                                                                       ----------         --------
Balance Sheet Data
     Total assets                                                                     $ 1,724,760       $ 1,439,067
     Total liabilities                                                                $ 2,530,372       $ 1,889,248
     Stockholders' equity (deficit)                                                   $  (805,612)      $  (450,181)

RESULTS OF OPERATIONS.

Three month period ended January 31, 2000, compared to three month period ended January 31, 1999.

                  Revenues. Sales decreased by approximately 25% from $833,519 for the three month period ended January 31, 1999 to $628,853 for the three month period ended January 31, 2000. The decrease was mainly as a result of a focus by management on the development of the infrastructure to support new lines of business, acquisitions, Year 2000 hardware and software sales impacts, and traditional markets consolidation.

                  Cost of Sales. The cost of sales decreased by approximately 24% from $721,661 in the three month period ended January 31, 1999 to $550,795 for the three month period ended January 31, 2000. The decrease in cost of sales is attributable to a similar percentage decrease in sales and reflects hardware costs which remained fairly stable over the three month period.

                  Gross Profit. Gross profit decreased from approximately $111,858 for the three month period ended January 31, 1999 to $78,058 for the three month period ended January 31, 2000. The decrease resulted primarily from the decrease in revenues.

                   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately 690% from $131,007 to $773,095 for the three month period ended January 31, 2000. The increase was primarily due to business expansion into the Internet, software, broadband and business-to-business sectors, costs of fees paid for capital raising and investor relations, and legal and accounting fees related to registration of the Company's common stock.

                  Interest Expense. Interest expense of $15,083 for the three month period ended January 31, 2000 and of $15,884 for the three month period ended January 31, 1999 was accrued on notes payable to Community First National Bank (primarily extended for working capital purposes).

                  Net Earnings. Net losses increased from $35,033 for the three month period ended January 31, 1999 to $710,120 for the three month period ended January 31, 2000. The increase in losses resulted primarily from a decline in sales and a significant increase in selling, general, and administrative expenses related to the strategic growth initiative.

Liquidity and Capital Resources.

                  Historically, iBIZ has had significant problems with liquidity. The Company has been unable to generate sufficient internal cash flow to fund all of its obligations. iBIZ must continue to raise additional funds to support the strategic growth initiatives in progress. Specifically, iBIZ will require additional funding to support its entry into broadband connectivity, its planned development of web-server co-location facilities, and a planned expansion into the application service provider segment of the business-to-business sector. INVNSYS is in an industry subject to rapid obsolescence and change. It must continue to raise additional substantial funds for research and development and production of new products.

                   Effective November 15, 1999, iBIZ and Equinet, Inc. ("Equinet") entered into a Financial Project Management Agreement (the "Agreement"), whereby iBIZ engaged Equinet to implement a program to increase shareholder value through equity investment or a business combination (the "Program").

                  For the earlier of six (6) months or until completion of the Program, iBIZ is obligated to pay Equinet a monthly fee of $3,500. In addition, iBIZ will pay Equinet a fee on a sliding scale ranging from 10% to 1% of the amount of equity funding raised from investors introduced by Equinet. At its option, iBIZ may elect to pay Equinet in common stock of the Company. As of January 31, 2000, the Company had paid Equinet $188,000 for its introductions to investors. The Company paid investor relation fees to several individuals of approximately $97,000.

                  During the quarter ended January 31, 2000, the Company raised an aggregate of $1,600,000 through issuance of convertible debentures to Globe United Holdings, Inc. ("Globe"). On December 6, 1999, Globe converted $200,000 of the convertible debentures. Pursuant to the applicable conversion formula, iBIZ issued 300,962 shares of common stock to Globe. iBIZ also issued $275,000 of common stock to an individual in January.

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

                  Management believes that iBIZ now has sufficient reserves and will generate sufficient cash flow from operations to operate through January 31, 2001. However, iBIZ will need to raise additional short term capital to maintain its ongoing business and to fund the strategic growth initiatives currently in progress beyond January 31, 2001. iBIZ is actively seeking to obtain a significant capital infusion to avoid continuing reliance on short term capital sources. Recent option and warrant exercises have also helped increase the capital of the Company. There is no assurance that iBIZ will raise the necessary capital to remain in business beyond January 31, 2001 or that unforeseen events may result in the need for additional capital sooner than January 31, 2001. If at any time iBIZ is unable to raise financing through additional sales of common stock or alternate financing sources, it may be required to delay or modify planned growth initiatives.

                  Management believes that its recent diversification into broadband connectivity services and third-party software sales should improve its liquidity and cash flow. These sectors of its business are currently generating approximately $200,000 per month in sales revenues. There is no assurance, however, that its favorable relationship with its third-party suppliers will continue or that its customers will continue to purchase the broadband connectivity services, hardware and the software packages and upgrades necessary to generate the revenue experienced since January 2000.

PART II - OTHER INFORMATION

     ITEM 1.      LEGAL PROCEEDINGS

                  Not Applicable

     ITEM 2 .     CHANGES IN SECURITIES

                  (c)      Recent Sales of Unregistered Securities

                  In November 1999, iBIZ issued Six Hundred Thousand Dollars ($600,000.00) of 7% Debentures (the "$600k 7% Debentures") to Globe United Holdings, Inc. ("Globe"). Thereafter, in December 1999, iBIZ issued to Globe an additional One Million Dollars ($1,000,000.00) of 7% Debentures (the "$1000k 7% Debentures). On December 6, 1999, Globe converted $200,000 of the $600k 7% Debentures, plus accrued interest to date and on March 2, 2000, Globe converted $1,000,000 of the $1000k 7% Debentures, plus accrued interest to date. Pursuant to the applicable conversion formula, iBIZ issued 300,962 shares of common stock and 1,292,481 shares of common stock, respectively.

                  In connection with the issuance of the $600k 7% Debentures, iBIZ issued a warrant to purchase 100,000 shares of common stock at a purchase price of $0.94 per share. The warrant is immediately exercisable and expires November 9, 2004.

                  In connection with the issuance of the $1000k 7% Debentures, iBIZ issued a warrant to purchase 200,000 shares of common stock at a purchase price of $0.94 per share. The warrant is immediately exercisable and expires December 28, 2004 (collectively the "Warrants").

                  iBIZ relied upon Regulation D, Rule 506 promulgated under the Securities Act of 1933, as amended (the "Securities Act") with respect to the issuance of the 7% Debentures and the Warrants.

                  On December 8, 1999, iBIZ issued 100,000 shares of common stock, $0.001 par value, at a purchase price of $0.50 per share for a total amount of $50,000. iBIZ relied upon Regulation D, Rule 506 promulgated under the Securities Act with respect to this sale.

                  On December 14, 1999, iBIZ issued a warrant to purchase 75,000 shares of common stock, $0.001 par value, at a purchase price of $1.66 per share. The warrant is immediately exercisable and expires three (3) years from the date of grant. iBIZ relied upon either Section 4(2) or Regulation D, Rule 506 promulgated under the Securities Act with respect to this warrant.

                  On January 7, 2000, iBIZ issued 250,000 shares of common stock, $.001 par value, at a sales price of $1.10 per share for a total amount of $275,000. iBIZ relied upon Regulation D, Rule 506 promulgated under the Securities Act with respect this sale.

                  On January 10, 2000, iBIZ issued warrants to purchase an aggregate of 281,250 shares of common stock at a purchase price of $0.99 per share. The warrant is immediately exercisable and expires December 29, 2004. The warrants have terms of five years and are immediately exercisable. iBIZ relied upon either Section 4(2) or Regulation D, Rule 506 promulgated under the Securities Act with respect these warrants.

                           (d)      Use of Proceeds from Registration Statement

                               1. iBIZ has filed a Registration Statement on Form SB-2, File No. 333- 94409 to register 7,144,252 shares of common stock, $0.001 par value (the "SB-2"). The SB-2 was declared effective by the SEC on February 1, 2000 and has been effective through the date hereof. The shares registered in the SB-2 are for resale by iBIZ's securityholders upon exercise of options or warrants. iBIZ will not receive any of the proceeds from the sale of the common stock by the securityholders, but may receive up to $1,007,000 upon the exercise of the options or warrants.

                                    In connection with the SB-2, iBIZ incurred fees and expenses of approximately $50,000 related to professional services and filing fees. As of March 15, 2000, the Company had received $390,000 upon the exercise of options or warrants to purchase 520,000 shares of common stock. These funds have been allocated to general working capital.

                                    Between December 6, 1999 and March 2, 2000,
                                    Globe converted an aggregate of $1,400,000
                                    of iBIZ's 7% Debentures into 1,593,443
                                    shares of common stock. These shares were registered for resale under the SB-2. As a result of the conversion, iBIZ retired debt in the amount of $1,400,000.

                                    In addition, upon the effective date of the SB-2, an aggregate of $300,000 of the Company's 8% Convertible Debentures automatically converted to 200,000 shares of common stock. These shares were registered for resale by the securityholders under the SB-2 As a result, iBIZ recognized the retirement of $300,000 of debt on February 24, 2000.

                               2.   On January 27, 2000, iBIZ filed a
                                    Registration Statement on Form S-8, File No.
                                    027619, to register 3,025,000 shares of
                                    common stock, $0.001 par value (the "S-8").
                                    The S-8 became effective immediately upon filing and has been effective through the date hereof. The shares registered in the S-8 are for resale by iBIZ's employees upon exercise of options. iBIZ will not receive any of the proceeds from the sale of the common stock by the employees, but may receive up to $2,500,000 upon exercise of the options.

                                    In connection with the S-8, iBIZ incurred fees and expenses of approximately $12,300 related to professional services and filing fees. As of March 15, 2000, iBIZ had received $45,000 upon exercise of options to purchase an aggregate of 60,000 shares of common stock.

     ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

                      Not Applicable

     ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                      Not Applicable

     ITEM 5.          OTHER INFORMATION

                      Not Applicable

     ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                      A.       Exhibits

                               10.24 Letter Agreement dated December 14, 1999, between iBIZ and Josephthal & Co., Inc.

                               10.25 Financial Project Management Agreement dated January 20, 1999 between iBIZ and Equinet, Inc.

                               23.03 Consent of Moffitt and Company

                               27.03 Financial Data Schedule

                      B.       Reports on Form 8-K

                               Not Applicable


                  Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      Dated this 16th day of March, 2000


                                 IBIZ TECHNOLOGY CORP., A FLORIDA
                                 CORPORATION


                                 By: /s/ Kenneth W. Schilling
                                    --------------------------------------------
                                     Kenneth W. Schilling, President, Director


                                 By: /s/ Terry S. Ratliff
                                    --------------------------------------------
                                     Terry S. Ratliff, Vice President,
                                     Comptroller, Secretary, Director


                                 By: /s/ Mark H. Perkins
                                    --------------------------------------------
                                     Mark H. Perkins, Vice President of
                                     Operations, Director