Form 10QSB
period 2000-04-30
IBIZ TECHNOLOGY CORP
filed 2000-06-14
CIK 1079893

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED APRIL 30, 2000

                           COMMISSION FILE NO. 027619


                              IBIZ TECHNOLOGY CORP.


             (Exact name of registrant as specified in its charter)

         Florida                                                 86-0933890
(State or other jurisdiction of incorporation or        (I.R.S. Employer Identification No.)
organization)

1919 West Lone Cactus, Phoenix, Arizona                          85021
    (Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, including area code:                  (623) 492-9200



         Class                                          Outstanding at June 12, 2000

Common stock, $0.01 par value                                    30,293,027

                            IBIZ TECHNOLOGY CORP. AND
                             CONSOLIDATED SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                             APRIL 30, 2000 AND 1999

                                TABLE OF CONTENTS


                                                                         PAGE NO.
INDEPENDENT ACCOUNTANTS' REVIEW REPORT...................................      1

FINANCIAL STATEMENTS

       Consolidated Balance Sheets.......................................      2

       Consolidated Statements of Operations.............................      3

       Consolidated Statement of Changes in Stockholders' Equity ........      4

       Consolidated Statements of Cash Flows.............................  5 - 6

       Notes to Consolidated Financial Statements........................ 7 - 21

                      [MOFFITT & COMPANY, P.C. LETTERHEAD]

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT




To The Board of Directors and Stockholders
IBIZ Technology Corp. and Consolidated Subsidiary
Phoenix, Arizona

We have reviewed the accompanying balance sheets of IBIZ Technology Corp. and Consolidated Subsidiary as of April 30, 2000 and 1999, and the related statements of operations for the three and six months then ended, statement of stockholders' equity for the six months ended April 30, 2000 and statements of cash flows for the six months ended April 30, 2000 and 1999, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of IBIZ Technology Corp. and Consolidated Subsidiary.

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





MOFFITT & COMPANY, P.C.
SCOTTSDALE, ARIZONA

June 5, 2000

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             APRIL 30, 2000 AND 1999
                                   (UNAUDITED)

                                     ASSETS

                                                               2000             1999
                                                               ----             ----
CURRENT ASSETS
       Cash and cash equivalents                            $1,303,453       $   53,194
       Accounts receivable, trade                              635,948          154,094
       Loan receivable, officer                                 38,404                0
       Inventories                                             264,135          189,329
       Prepaid expenses                                         29,658           14,522
                                                            ----------       ----------


              TOTAL CURRENT ASSETS                           2,271,598          411,139
                                                            ----------       ----------


PROPERTY AND EQUIPMENT, NET OF
   ACCUMULATED DEPRECIATION                                    340,996           53,186
                                                            ----------       ----------


OTHER ASSETS
       Note receivable, related party                          419,582          717,829
       Deposits                                                 16,401           19,850
       Customer list, net of accumulated amortization            9,916                0
                                                            ----------       ----------


              TOTAL OTHER ASSETS                               445,899          737,679
                                                            ----------       ----------


              TOTAL ASSETS                                  $3,058,493       $1,202,004
                                                            ==========       ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                 2000              1999
                                                                 ----              ----
CURRENT LIABILITIES
       Accounts payable, trade                               $   510,135        $   767,090
       Customer deposits                                               0            212,458
       Notes payable, current                                      5,265            351,703
       Accrued liabilities                                       158,498             69,894
       Sales and payroll taxes payable                           132,301             79,276
       Corporation income taxes payable                           19,078             17,841
       Deferred income                                           118,373            101,283
                                                             -----------        -----------

              TOTAL CURRENT LIABILITIES                          943,650          1,599,545
                                                             -----------        -----------

LONG - TERM LIABILITIES
       Convertible debentures payable                          1,950,000                  0
       Notes payable                                              17,053             22,283
                                                             -----------        -----------

              TOTAL LONG - TERM LIABILITIES                    1,967,053             22,283
                                                             -----------        -----------

STOCKHOLDERS' EQUITY
       Common stock
          Authorized - 100,000,000 shares, par
            value $.001 per shares
          Issued and outstanding -
             30,100,175 shares in 2000                            30,100                  0
             24,540,000 shares in 1999                                 0             24,540
       Paid in capital in excess of par value of stock         3,309,799            800,061
       Advance on stock subscription                                   0                  0
       Retained earnings (deficit)                            (3,192,109)        (1,244,425)
                                                             -----------        -----------

              TOTAL STOCKHOLDERS' EQUITY                         147,790           (419,824)
                                                             -----------        -----------

              TOTAL LIABILITIES AND
                 STOCKHOLDERS' EQUITY                        $ 3,058,493        $ 1,202,004
                                                             ===========        ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2000 AND 1999
                                   (UNAUDITED)

                                                        2000
                                          ----------------------------------
                                           THREE MONTHS        SIX MONTHS
                                              ENDED               ENDED
                                          APRIL 30, 2000      APRIL 30, 2000
                                          --------------      --------------
SALES                                      $  1,436,126        $  2,064,979

COST OF SALES                                 1,224,326           1,775,121
                                           ------------        ------------

       GROSS PROFIT                             211,800             289,858

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                   1,028,002           1,828,556
                                           ------------        ------------

(LOSS) BEFORE OTHER INCOME (EXPENSE)           (816,202)         (1,538,698)
                                           ------------        ------------

OTHER INCOME (EXPENSE)
       Interest income                           11,575              16,973
       Interest expense                         (36,199)            (29,221)
                                           ------------        ------------

        TOTAL OTHER INCOME (EXPENSE)            (24,624)            (12,248)
                                           ------------        ------------

(LOSS) BEFORE INCOME TAXES                     (840,826)         (1,550,946)

INCOME TAXES                                          0                   0
                                           ------------        ------------

NET (LOSS)                                 $   (840,826)       $ (1,550,946)
                                           ============        ============



NET (LOSS) PER COMMON SHARE

       Basic and Diluted                        $  (.03)            $  (.06)
                                           ============        ============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING

       Basic and diluted                     27,799,927          27,799,927
                                           ============        ============

                                      1999
                     -----------------------------------
                      THREE MONTHS          SIX MONTHS
                         ENDED                ENDED
                     APRIL 30, 1999       APRIL 30, 1999
                     --------------       --------------
                      $  588,050            $1,421,569

                         413,219             1,134,880
                      ----------            ----------

                         174,831               286,689


                         661,814               792,821
                      ----------            ----------

                       ( 486,983)            ( 506,132)
                      ----------            ----------


                          10,756                10,756
                         ( 8,735)             ( 24,619)
                      ----------           -----------

                           2,021              ( 13,863)
                      ----------            ----------

                       ( 484,962)            ( 519,995)

                               0                     0
                      ----------            ----------

                      $( 484,962)           $( 519,995)
                      ==========            ==========




                      $    ( .02)           $    ( .02)
                      ==========            ==========




                      24,540,000            24,540,000
                      ==========            ==========


       See Accompanying Notes and Independent Accountants' Review Report.

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED APRIL 30, 2000
                                   (UNAUDITED)

                                                             COMMON STOCK
                                                             ------------
                                                       SHARES           AMOUNT
                                                       ------           ------
BALANCE, NOVEMBER 1, 1999                            26,370,418       $   26,370

NOVEMBER, 1999 - CONVERSION OF DEBENTURES
   FOR COMMON STOCK                                     300,962              301

NOVEMBER, 1999 - ISSUANCE OF COMMON STOCK
   FOR CASH                                             100,000              100

JANUARY, 2000 - ISSUANCE OF COMMON STOCK
   FOR CASH                                             250,000              250

NOVEMBER, 1999 TO JANUARY, 2000 - FEES AND
   COSTS FOR ISSUANCE OF STOCK                                0                0

FEBRUARY, 2000 - ISSUANCE OF COMMON STOCK
   FOR ADVANCES ON STOCK SUBSCRIPTIONS                  100,000              100

FEBRUARY, 2000 - CONVERSION OF DEBENTURES
   FOR COMMON STOCK                                     300,000              300

MARCH, 2000 - CONVERSION OF DEBENTURES FOR
   COMMON STOCK                                       1,292,482            1,293

APRIL, 2000 - CONVERSION OF DEBENTURES FOR
   COMMON STOCK                                          88,938               89

APRIL, 2000 - ISSUANCE OF COMMON STOCK FOR
   CASH FROM WARRANTS                                   420,000              420

APRIL, 2000 - ISSUANCE OF COMMON STOCK FOR
   CASH FROM STOCK OPTIONS                               70,000               70

APRIL, 2000 - ISSUANCE OF COMMON STOCK FOR
   ACCOUNT PAYABLE                                      100,000              100

APRIL, 2000 - ISSUANCE OF COMMON STOCK FOR
   SERVICES                                             250,000              250

APRIL, 2000 - ISSUANCE OF COMMON STOCK FOR
   PAYROLL BONUSES                                       50,000               50

APRIL, 2000 - ISSUANCE OF COMMON STOCK FOR
   FEES AND COSTS FOR ISSUANCE OF STOCK                 407,375              407

FEBRUARY, 2000 TO APRIL, 2000 - FEES AND COSTS
   FOR ISSUANCE OF STOCK                                      0                0

NET (LOSS) FOR THE SIX MONTHS
   ENDED APRIL 30, 2000                                       0                0
                                                     ----------       ----------

BALANCE, APRIL 30, 2000                              30,100,175       $   30,100
                                                     ==========       ==========

                     PAID IN
                    CAPITAL IN
                    EXCESS OF         ADVANCES            RETAINED
                    PAR VALUE         ON STOCK            EARNINGS
                    OF STOCK        SUBSCRIPTIONS        (DEFICIT)
                    --------        -------------        ---------
                  $ 1,106,266        $    75,000        $(1,641,163)


                      200,734                  0                  0


                       49,900                  0                  0


                      274,750                  0                  0


                     (188,000)                 0                  0


                       74,900            (75,000)                 0


                      199,700                  0                  0


                    1,039,585                  0                  0


                       59,944                  0                  0


                      314,580                  0                  0


                       52,430                  0                  0


                       49,900                  0                  0


                      210,500                  0                  0


                       50,450                  0                  0


                      483,147                  0                  0


                     (668,987)                 0                  0


                            0                  0         (1,550,946)
                  -----------        -----------        -----------
                  $ 3,309,799        $         0        $(3,192,109)
                  ===========        ===========        ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED APRIL 30, 2000 AND 1999
                                   (UNAUDITED)



                                                                     2000               1999
                                                                     ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss)                                                $(1,550,946)       $  (519,995)
       Adjustments to reconcile net (loss) to
         net cash (used) by operating activities
           Depreciation and amortization                              25,924             25,870
           Issuance of common stock for interest, services
             and payroll bonuses                                     287,913                  0
       Changes in operating assets and liabilities
           Accounts receivable, trade                               (423,648)               942
           Inventories                                                 3,952            134,068
           Prepaid expenses                                            9,326             12,478
           Deposits                                                      359                305
           Accounts payable                                         (252,830)           (13,725)
           Customer deposits                                        (115,408)          (182,806)
           Accrued liabilities and taxes                              53,826           (169,483)
           Deferred income                                            63,411             30,252
                                                                 -----------        -----------

              NET CASH FLOWS (USED)
                 BY OPERATING ACTIVITIES                          (1,898,121)          (682,094)
                                                                 -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                          (240,189)            (2,520)
       Loans to related parties                                     (101,176)           188,791
       Purchase of customer list                                     (11,900)                 0
                                                                 -----------        -----------

              NET CASH FLOWS (USED) PROVIDED
                BY INVESTING ACTIVITIES                             (353,265)           186,271
                                                                 -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Bank overdraft                                                      0            (13,700)
       Net proceeds from issuance of common stock                    394,349            582,234
       Proceeds from issuance of convertible debentures            3,200,000                  0
       Changes in notes payable                                      (64,853)           (19,717)
                                                                 -----------        -----------

            NET CASH FLOWS PROVIDED
                BY FINANCING ACTIVITIES                            3,529,496            548,817
                                                                 -----------        -----------

       See Accompanying Notes and Independent Accountants' Review Report.

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                FOR THE SIX MONTHS ENDED APRIL 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                        2000             1999
                                                                        ----             ----
NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                                  $1,278,110       $   52,994

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                                   25,343              200
                                                                     ----------       ----------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                                     $1,303,453       $   53,194
                                                                     ==========       ==========




SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION

       Cash paid during year for:

          Interest                                                   $   19,196       $   22,384
                                                                     ==========       ==========

          Taxes                                                      $       50       $       50
                                                                     ==========       ==========

NON CASH INVESTING AND FINANCING
   ACTIVITIES

       Issuance of common stock for convertible debentures           $1,501,946       $        0
                                                                     ==========       ==========

       Issuance of common stock for fees, services and payroll       $  744,804       $        0
                                                                     ==========       ==========

       Issuance of common stock for advances on stock
         subscriptions                                               $   75,000       $        0
                                                                     ==========       ==========

       Issuance of common stock for accounts payable                 $   50,000       $        0
                                                                     ==========       ==========

       See Accompanying Notes and Independent Accountants' Review Report.

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2000
                                   (UNAUDITED)


NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS

         IBIZ Technology Corp. was organized on April 6, 1994, under the laws of the State of Florida. The company is a holding company and owns 100% of Invnsys Technology Corporation.

         Invnsys Technology Corporation is in the business of selling retail and wholesale, financial, computing and communication equipment and offering network integration services, digital subscriber line high speed internet connection services and business-to-business software sales. They also provide repair services and sell maintenance contracts. The corporation operates a service center in Phoenix, Arizona.

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

         INVENTORIES

         At April 30, 2000, inventories are stated at the lower of cost (determined principally by first-in, first-out method) or cost. At April 30, 1999, the inventories were computed by using the gross profit method for determining cost.

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

         The company depreciates its property and equipment for financial reporting purposes using the straight-line method based upon the following useful lives of the assets:


       See Accompanying Notes and Independent Accountants' Review Report.

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 APRIL 30, 2000
                                   (UNAUDITED)


NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         PROPERTY AND EQUIPMENT (CONTINUED)

                  Tooling                                       3 Years
                  Machinery and equipment                    5-10 Years
                  Office furniture and equipment              5-7 Years
                  Vehicles                                      5 Years
                  Leasehold improvements                        5 Years
                  Co-location equipment                         5 Years
                  Computer software                             3 Years

         CUSTOMER LISTS

         The customer list is recorded at cost and is being amortized on a straight-line basis over three years.

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

         SALES OF MAINTENANCE AGREEMENTS

         The revenue received for the maintenance agreements is being reported evenly over the life of the contracts. The unearned portion is recorded as deferred income.

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

       See Accompanying Notes and Independent Accountants' Review Report.

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 APRIL 30, 2000
                                   (UNAUDITED)


NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         NET (LOSS) PER SHARE

         The company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common shareowners by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net loss per share are excluded.

         RISKS AND UNCERTAINTIES

         The company is in the computer and computer technology industry. The company's products are subject to rapid obsolescence and management must authorize funds for research and development costs in order to stay competitive.

NOTE 2   CASH IN BANK

         The company has $1,181,479 deposited in one banking institution. Only $100,000 of the balance is insured by the Federal Deposit Insurance Corporation.

NOTE 3   DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         The company has financial instruments, none of which are held for trading purposes. The company estimates that the fair value of all financial instruments at April 30, 2000 and 1999, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheets. The estimated fair value amounts have been determined by the company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the company could realize in a current market exchange.

NOTE 4   ACCOUNTS RECEIVABLE

         A summary of accounts receivable and allowance for doubtful accounts is as follows:

                                                          2000           1999
                                                          ----           ----
                  Accounts receivable                   $660,506       $156,594

                  Allowance for doubtful accounts         24,558          2,500
                                                        --------       --------

                                                        $635,948       $154,094
                                                        ========       ========

       See Accompanying Notes and Independent Accountants' Review Report.

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 APRIL 30, 2000
                                   (UNAUDITED)


NOTE 5   INVENTORIES

         The inventories at April 30, 2000 are comprised of the following:

                  Finished products                 $199,574
                  Depot units                         15,956
                  Office                              48,286
                  Parts                                  319
                                                    --------
                            Total inventories       $264,135
                                                    ========

         The inventories at April 30, 1999 were computed, in total, by using the gross profit method for determining costs.

NOTE 6   PROPERTY AND EQUIPMENT

         Property and equipment and accumulated depreciation consists of:

                                                            2000           1999
                  Tooling                                 $ 68,100       $ 68,100
                  Machinery and equipment                   58,705         30,656
                  Software                                  22,878              0
                  Office furniture and equipment           127,367         62,926
                  Vehicles                                  39,141         39,141
                  Co-location equipment                    125,788              0
                  Leasehold improvements                    27,145         18,044
                  Deposit on equipment                      39,996              0
                                                          --------       --------
                                                           509,120        218,867

                  Less accumulated depreciation            168,124        165,681
                                                          --------       --------

                  Total property and equipment            $340,996       $ 53,186
                                                          ========       ========



         The depreciation expense for the six months ended April 30, 2000 and 1999 was $23,940 and $25,870, respectively.

NOTE 7   CUSTOMER LIST

         The customer list and accumulated amortization consists of:

                                                        2000          1999
                  Cost                                $11,900       $     0

                  Less accumulated amortization         1,984             0
                                                      -------       -------

                  Total customer list                 $ 9,916       $     0
                                                      =======       =======

         The amortization expense for the six months ended April 30, 2000 and 1999 was $1,984 and $0, respectively.

       See Accompanying Notes and Independent Accountants' Review Report.

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 APRIL 30, 2000
                                   (UNAUDITED)


NOTE 8   NOTE RECEIVABLE, RELATED PARTY

                                                                       2000           1999
At April 30, 2000, the related note is secured by                    $419,582       $717,829
500,000 shares of common stock in the company, payable               ========       ========
on demand and accrues interest at 6%. Management believed
the notes would not be collected within the current operating cycle and classified the asset as a long-term asset

At April 30, 1999, the note was not secured

NOTE 9   CUSTOMER DEPOSITS

         It is the company's policy to obtain a portion of the sales price when orders are received. These funds are recorded as customer deposits and are applied to the customer invoices when the merchandise is shipped.

NOTE 10  INCOME TAXES

                                                                           2000               1999
                                                                           ----               ----
(Loss) from continuing operations
  before income taxes                                                  $(1,550,946)       $  (519,995)
                                                                       -----------        -----------

The provision for income taxes is estimated as follows:
      Currently payable                                                $         0        $         0
                                                                       -----------        -----------
      Deferred                                                         $         0        $         0
                                                                       -----------        -----------
A reconciliation of the provision for income taxes compared
  with the amounts at the U.S. Federal Statutory rate was as follows:
      Tax at U.S. Federal Statutory
        income tax rates                                               $         0        $         0
                                                                       -----------        -----------

Deferred income tax assets and liabilities reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws.
      The net deferred liability is:                                   $         0        $         0
                                                                       -----------        -----------
      The net deferred tax assets is:                                  $         0        $         0
                                                                       -----------        -----------
  Temporary differences and carry forwards that gave rise to deferred tax assets and liabilities included the following:

       See Accompanying Notes and Independent Accountants' Review Report.

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 APRIL 30, 2000
                                   (UNAUDITED)


NOTE 10  INCOME TAXES (CONTINUED)

                                                                           DEFERRED TAX
                                                                      ASSETS          LIABILITIES

      Net operating loss                                              $ 708,172       $       0
      Accrued expenses and miscellaneous                                  8,100               0
      Tax credit carryforward                                            38,424               0
      Depreciation                                                            0           6,199
                                                                      ---------       ---------

      Subtotals                                                         754,696           6,199

      Valuation allowance                                               754,696          (6,199)
                                                                      ---------       ---------

      Total deferred taxes                                            $       0       $       0
                                                                      =========       =========

As discussed in Note 22, there is substantial doubt about the company's ability to continue as a going concern. Consequently, the company must maintain a 100% valuation allowance for the deferred taxes as there is doubt that the company will generate profits which will be absorbed by the tax differences.

A reconciliation of the valuation allowance is as follows:

                                                                         2000            1999
                                                                         ----            ----
      Balance, beginning of period                                    $ 356,638       $ 145,054

      Addition to allowance for six months
         ended April 30, 2000 and 1999                                  398,058          47,946
                                                                        -------          ------

      Balance, end of period                                          $ 754,696       $ 193,000
                                                                      =========       =========

NOTE 11  TAX CARRYFORWARD

         The company has the following tax carryforwards at April 30, 2000:

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

       See Accompanying Notes and Independent Accountants' Review Report.

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 APRIL 30, 2000
                                   (UNAUDITED)


NOTE 11  TAX CARRYFORWARD (CONTINUED)

                                          EXPIRATION
       YEAR                AMOUNT            DATE
Contribution
   October 31, 1997           545       October 31, 2002
   October 31, 1999         2,081       October 31, 2004

Research tax credits       38,424

NOTE 12  NOTES PAYABLE

                                                                                     2000           1999
                                                                                     --------       -------
Note payable to Community First National Bank due in monthly payments of interest of approximately $3,100. Interest is computed at national prime as stated in the Wall Street Journal plus 3 percent. The principal amount is due
July 31, 2000. This note is secured by accounts receivable, general intangibles and all equipment and leasehold improvements The shareholder has personally guaranteed the loan and the bank is the beneficiary of an insurance policy on
the life of the shareholder. The company canceled this line in the year 2000.         $     0       $344,866

Note payable to Community First National Bank due in monthly installments of principal and interest of $3,754 until May 7, 1999. Interest is computed at national prime as stated in the Wall Street Journal plus 3 percent. The note is secured by accounts receivable, general intangibles and all equipment and leasehold improvements. A principal shareholder has personally guaranteed the loan and the bank is the beneficiary of an insurance policy on the life of the
shareholder. The loan was paid off in 1999.                                                 0          2,032

Note payable to Community First National Bank due in monthly payments of principal and interest of $545 with interest at 7 percent until March 7, 2004.
The note is secured by an automobile which costs $31,141.                              22,318         27,088
                                                                                       ------        -------

                                                                                       22,318        373,986
                                                                                       ======        =======

       See Accompanying Notes and Independent Accountants' Review Report.

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 APRIL 30, 2000
                                   (UNAUDITED)


NOTE 12 NOTES PAYABLE (CONTINUED)

                              2000          1999
                              ----          ----
Less:  current portion         5,265       351,703
                             -------      --------

Net long-term debt           $17,053      $ 22,283
                             =======      ========


Maturities of long-term debt are as follows:

Year ended April 30
2000                         $     0       $ 6,540
2001                           6,540         6,540
2002                           6,540         6,540
2003                           6,540         6,540
2004                           3,698           928
                             -------       -------
                             $22,318       $27,088
                             =======       =======

NOTE 13  COMMON STOCK PURCHASE WARRANTS

         The company has issued the following common stock purchase warrants at April 30, 2000:

                                         NUMBER                           EXERCISE
                       DATE             OF SHARES         TERM             PRICE
                       ----             ---------         ----             -----
                       May 13, 1999       100,000        3 years       $        1.00
                        May 7, 1999       180,000       10 years       $        0.75
                       May 13, 1999       100,000       10 years       $        1.00
                   November 9, 1999       100,000        4 years       $         .94
                  December 14, 1999        75,000        3 years       $        1.66
                  December 28, 1999       200,000        4 years       $         .94
                   January 10, 2000       281,250        5 years       $         .99
                     March 27, 2000       656,250        5 years       $ 1.45 - 2.05
                                        ---------
                                        1,692,500
                                        =========

NOTE 14  CONVERTIBLE DEBENTURES

                                                                                        CURRENT
                  $600,000 DEBENTURE                                      TOTAL         PORTION
                  ------------------                                      -----         -------
                  In November 1999, the company issued $600,000 of       $350,000       $      0
                  7% convertible debentures under the following
                  amended terms and conditions:

       See Accompanying Notes and Independent Accountants' Review Report.

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 APRIL 30, 2000
                                   (UNAUDITED)


NOTE 14  CONVERTIBLE DEBENTURES


                                                                                                 CURRENT
                $600,000 DEBENTURE                                                   TOTAL       PORTION
                ------------------                                                   -----       -------
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

                  The company converted $250,000 of debentures into common stock.

       See Accompanying Notes and Independent Accountants' Review Report.

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 APRIL 30, 2000
                                   (UNAUDITED)


NOTE 14  CONVERTIBLE DEBENTURES (CONTINUED)

                                                                                                           CURRENT
                $1,600,000 UNSECURED DEBENTURE                                             TOTAL           PORTION

                On March 27, 2000, the company issued $1,600,000 of                      $1,600,000       $        0
                7% convertible debentures under the following terms and
                conditions:

                  1.  Due date - March 27, 2005.

                  2. Interest only on May 1 and December 1 of each year commencing May 1, 2000.

                  3. Default interest rate - 18%.

                  4. Warrants to purchase 375,000 shares of common stock at $1.45 per share.

                  5 Conversion terms - The debenture holder shall have the right to convert all or a portion of the outstanding principal amount of this debenture plus any accrued interest into such number of shares of common stock as shall equal the quotient obtained by dividing the principal amount of this debenture by the applicable conversion price.

                  6.  Conversion price - Lesser of (i) $1.45 (fixed price) or
                      (ii) the product obtained by multiplying the average closing price by .80.

                  7. Average closing price - The debenture holder shall have the election to choose any three trading days out of twenty trading days immediately preceding the date on which the holder gives the company a written notice of the holder's election to convert outstanding principal of this debenture.

                  8. Redemption by company - If there is a change in control of the company, the holder of the debenture can request that the debenture be redeemed at a price equal to 125% of the aggregate principal and accrued interest outstanding under this debenture.

                  9.  The debentures are unsecured.

                  10. Any further issuance of common stock or debentures must be approved by debenture holders.

                  11. Debenture holders have a eighteen month right of first refusal on future disposition of stock by the company.

                  12. Restriction on payment of dividends, retirement of stock or issuance of new securities.
                                                                                         ----------       ----------
                                 Total                                                   $1,950,000       $        0
                                                                                         ==========       ==========

                  On May 31, 2000, the $1,600,000 debenture holder converted $100,000 of debentures into 192,853 common shares.

       See Accompanying Notes and Independent Accountants' Review Report.

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 APRIL 30, 2000
                                   (UNAUDITED)


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

         Rent expense for the six months ended April 30, 2000 and 1999 is $76,931 and $25,745, respectively.

NOTE 16  ADVERTISING

         The company expenses all advertising as incurred. For the six months ended April 30, 2000 and 1999, the company charged to operations $282,277 and $68,712 in advertising costs.

NOTE 17  INTEREST

         The company incurred interest expenses for the six months ended April 30, 2000 and 1999 of $29,221 and $24,619, respectively.

NOTE 18  WARRANTY RESERVE

         The company established a warranty reserve of $50,000 to cover any potential warranty costs on computer equipment that are not covered by the computer manufacturer's warranty.

NOTE 19  RESEARCH AND DEVELOPMENT

         The company incurred research and development cost for 2000 and 1999 of $2,798 and $0, respectively.

NOTE 20  OFFICERS' COMPENSATION

         At April 30, 2000, officers' compensation was as follows:

                  President and Chief Executive officer       $200,000
                  Vice President/Comptroller                    88,000

       See Accompanying Notes and Independent Accountants' Review Report.

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 APRIL 30, 2000
                                   (UNAUDITED)


NOTE 20  OFFICERS' COMPENSATION (CONTINUED)

                  Vice President/Operations       $88,000
                  Chief Operating Officer          96,200
                  Vice President/Marketing         75,000
                  Vice President/Technology        80,000

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

         Vesting terms of the options range from immediately to five years and generally expire in ten years.

         A summary of the stock option activity for the six months ended April 30, 2000 and 1999, pursuant to the terms of the plan is set forth below:

                                                                                  WEIGHTED
                                                                  NUMBER          AVERAGE
                                                                    OF            EXERCISE
                                                                  OPTIONS          PRICE
                                                                  -------          -----
                  Balance at beginning of period                 2,350,000        $    .75
                  Granted                                        1,310,000            1.15
                  Exercised                                        (70,000)            .75
                  Canceled                                        (180,000)            .75
                                                                 ---------
                  Balance at end of period                       3,410,000
                                                                 =========

         The weighted average fair value of options granted in 2000 and 1999 was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility of 50%, risk-free interest rate ranging from 6.75% and expected option life of 10 years.

         The per share weighted-average fair value of stock options granted during 2000 and 1999 was $.71 and $0.00, respectively. The per share weighted average remaining life of the options outstanding at April 2000 and 1999 is 7.5 and 0 years, respectively.

       See Accompanying Notes and Independent Accountants' Review Report.

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 APRIL 30, 2000
                                   (UNAUDITED)


NOTE 21  STOCK OPTIONS (CONTINUED)

         The company has elected to continue to account for stock-based compensation under APB Opinion No. 25, under which no compensation expense has been recognized for stock options granted to employees at fair market value. There is no additional compensation costs to report and required pro-forma net income and earnings per share are the same as the historical financial statement presentations.

NOTE 22  GOING CONCERN

         These financial statements are presented on the basis that the company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statements show that the company incurred a net loss of $1,550,946 for the six months ended April 30, 2000.

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

       See Accompanying Notes and Independent Accountants' Review Report.

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 APRIL 30, 2000
                                   (UNAUDITED)

NOTE 25  LITIGATION

         Epson America, Inc. vs, Invnsys Technology Corporation. Civil Cause # CV 2000-008155 - Superior Court of Arizona.

         Epson America, Inc. is suing the corporation for $114,785 to collect past due accounts payable. The company is disputing the $114,785 as it believes that Epson has not offset the debt by commissions earned and due by Invnsys Technology Corporation. However, the company has accrued the $114,785 in the accounts payable and is attempting to negotiate a final settlement with Epson.

NOTE 26  PLAN OF REORGANIZATION AND STOCK EXCHANGE AGREEMENT

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

         The details of the results of operation (unaudited) for each separate company, prior to the date of combination, that are included in the current net income are:

                                                             INVNSYS           IBIZ
                                                            TECHNOLOGY       TECHNOLOGY
                                                            CORPORATION        CORP.
                  Sales                                     $ 402,127        $       0
                  Cost of sales                               239,704                0
                                                            ---------        ---------
                         Gross profit                         162,423                0
                  Selling, general and administrative
                     expenses                                 243,094           27,742
                                                            ---------        ---------
                  (Loss) before income taxes (refund)         (80,671)         (27,742)
                  Income taxes (refund)                       (20,150)               0
                                                            ---------        ---------
                         Net (loss)                         $ (60,521)       $ ( 27,742)
                                                            =========        =========

         There were no adjustments in the net assets of the combining companies to adopt the same accounting policies.

         Each of the companies had an October 31 fiscal year so no accounting adjustments were necessary.

         An (unaudited) reconciliation of revenues and earnings reconciled with the amounts shown in the combined financial statements is as follows:

                  Net (loss) of IBIZ Technology Corp. at December 31, 1998            $ (27,742)
                  Add Invnsys Technology Corporation (loss)
                     for November 1, 1998 to December 31, 1998                          (60,521)
                  Additional net (loss) from January 1, 1999 to April 30, 1999         (431,732)
                                                                                      ---------

                  Net (loss) for the six months ended April 30, 1999                  $(519,995)
                                                                                      =========

       See Accompanying Notes and Independent Accountants' Review Report.

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 APRIL 30, 2000
                                   (UNAUDITED)


NOTE 27  UNAUDITED FINANCIAL INFORMATION

         The accompanying financial information as of April 30, 2000 and 1999 is unaudited. In management's opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

       See Accompanying Notes and Independent Accountants' Review Report.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

         Through its operating subsidiary, INVNSYS, iBIZ designs, manufactures, and distributes small footprint desktop computers, transaction printers, general purpose financial application keyboards, numeric keypads, CRT's, LCD monitors and related products. INVNSYS also markets a line of OEM notebook computers and distributes transactional and color printers. iBIZ recently began offering network integration services, digital subscriber line high-speed Internet connection services, and business-to-business software sales. The Company is seeking to complete the construction of a server co-location facility, consisting of improvements and equipment to provide Internet content hosting services to subscribers.

SELECTED FINANCIAL INFORMATION

RESULTS OF OPERATIONS.

THREE MONTH PERIOD ENDED APRIL 30, 2000, COMPARED TO THREE MONTH PERIOD ENDED APRIL 30, 1999.

                                                     Three Month Period Ended
                                                  -----------------------------
                                                   4/30/2000         4/30/1999
                                                  -----------       -----------
Statement of Operations Data
     Net sales                                    $ 1,436,126       $   588,050
     Gross profit                                 $   211,800       $   174,831
     Operating Income (loss)                      $  (816,202)      $  (486,983)
     Net earnings (loss) after tax                $  (840,826)      $  (484,962)
     Net earnings (loss) per share                       (.03)             (.02)

                                                    Three Month Period Ended
                                                  -----------------------------
                                                  4/30/2000          4/30/1999
                                                 -----------        -----------
Balance Sheet Data
     Total assets                                $ 3,058,493        $ 1,202,004
     Total liabilities                           $ 2,910,703        $ 1,621,828
     Retained earnings (deficit)                 $(3,192,109)       $(1,244,425)

         Revenues. Sales increased to $1,436,126 for the three month period ended April 30, 2000, which is approximately 244% of the $588,050 for the three month period ended April 30, 1999, The increase was mainly as a result of the contribution to revenue from the Company's business-to-business software sales, network services, and enhanced hardware sales resulting from the business-to-business software sales.

         Cost of Sales. The cost of sales increased by approximately 196% from $413,219 in the three-month period ended April 30, 1999 to $1,224,326 for the three month period ended April 30, 2000. The increase in cost of sales is attributable to a similar percentage increase in sales and also reflects higher marketing expenses necessary to sell the services of and to support the co-location facility currently under construction, Internet connection services and software.

         Gross Profit. Gross profit increased from approximately $174,831 for the three month period ended April 30, 1999 to $211,800 for the three month period ended April 30, 2000. The increase failed to match the significant increase in revenues because of the higher costs associated with the introduction of the new lines of business.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately 55% from $661,814 for the three month period ended April 30, 1999, to $1,028,002 for the three month period ended April 30, 2000. The increase was primarily due to business expansion into the Internet, software, broadband and business-to-business sectors, increased staffing costs and salaries for technical personnel in anticipation of the opening of a server co-location facility, costs of fees paid for capital raising and investor relations, and legal and accounting fees related to registration of the Company's common stock.

         Interest Expense. Interest expense of $36,199 for the three month period ended April 30, 2000 and of $8,735 for the three month period ended April 30, 1999 was accrued primarily on notes payable to Community First National Bank (primarily extended for working capital purposes). A nominal amount of interest was paid in the quarter ended April 30, 2000 to debenture holders.

         Net Earnings. Net losses increased from $484,962 for the three month period ended April 30, 1999 to $840,826 for the three month period ended April 30, 2000. The increase in losses resulted primarily from a significant increase in selling, general, and administrative expenses and higher operating costs associated with the Company's new lines of business.

SIX MONTH PERIOD ENDED APRIL 30, 2000, COMPARED TO SIX MONTH PERIOD ENDED APRIL 30, 1999.


                                                      Six Month Period Ended
                                                  -----------------------------
                                                   4/30/2000         4/30/1999
                                                  -----------       -----------
Statement of Operations Data
     Net sales                                    $ 2,064,979       $ 1,421,569
     Gross profit                                 $   289,858       $   286,689
     Operating Income (loss)                      $(1,538,698)      $  (506,132)
     Net earnings (loss) after tax                $(1,550,946)      $  (519,995)
     Net earnings (loss) per share                $      (.06)      $      (.02)

                                                     Six Month Period Ended
                                                 ------------------------------
                                                  4/30/2000          4/30/1999
                                                 -----------        -----------
Balance Sheet Data
     Total assets                                $ 3,058,493        $ 1,202,004
     Total liabilities                           $ 2,910,703        $ 1,621,828
     Retained earnings (deficit)                 $(3,192,109)       $(1,244,425)

         Revenues. Sales increased to $2,064,979 for the six month period ended April 30, 2000, which is approximately 146% of the $1,421,569 for the six month period ended April 30, 1999. The increase was mainly as a result of the contribution to revenue from the Company's business-to-business software sales, network services, and enhanced hardware sales resulting from the business-to-business software sales.

         Cost of Sales. The cost of sales increased by approximately 56% from $1,134,880 in the six-month period ended April 30, 1999 to $1,775,121 for the six month period ended April 30, 2000. The increase in cost of sales is attributable to a similar percentage increase in sales and also reflects higher marketing expenses necessary to sell the services of and to support the co-location facility currently under construction, Internet connection services and software.

         Gross Profit. Gross profit increased from approximately $286,684 for the six month period ended April 30, 1999 to $289,858 for the six month period ended April 30, 2000. The increase was insignificant and failed to match the significant increase in revenues because of the higher costs associated with the introduction of the new lines of business.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately 130% from $792,821 for the six month period ended April 30, 1999, to $1,828,556 for the six month period ended April 30, 2000. The increase was primarily due to business expansion into the

Internet, software, broadband and business-to-business sectors, increased staffing costs and salaries for technical personnel in anticipation of the opening of a server co-location facility, costs of fees paid for capital raising and investor relations, and legal and accounting fees related to registration of the Company's common stock.

         Interest Expense. Interest expense of $29,221 for the six month period ended April 30, 2000 and of $24,619 for the six month period ended April 30, 1999 was accrued primarily on notes payable to Community First National Bank (primarily extended for working capital purposes).

         Net Earnings. Net losses increased from $519,995 for the six month period ended April 30, 1999 to $1,550,946 for the six month period ended April 30, 2000. The increase in losses resulted primarily from a significant increase in selling, general, and administrative expenses and higher operating costs associated with the Company's new lines of business.

LIQUIDITY AND CAPITAL RESOURCES.

         During the quarter ended April 30, 2000, the Company raised $1,600,000 through issuance of convertible debentures to Lites Trading Co. ("Lites"). On May 31, 2000, Lites converted $100,000 of the convertible debentures. Pursuant to the applicable conversion formula, iBIZ issued 192,853 shares of common stock to Lites. From February, 2000 through April, 2000 the Company issued 1,681,420 shares of Common Stock to debenture holders for conversion of debentures with principal amounts of approximately $1,500,000. The Company also issued 807,375 shares of Common Stock in lieu of cash for services rendered. Although the Company had in excess of $1,000,000 in cash reserves as of April 30, 2000, management anticipates that most of these reserves will be used for the construction and development of the server co-location facilities scheduled to be completed sometime in July or August.

              Historically, iBIZ has had problems with liquidity. The Company has been unable to generate sufficient internal cash flow to fund all of its obligations. Should the server co-location facility open in early July and the anticipated consumer demand for this service materialize, the Company may generate sufficient internal cash flow to support operations.

              If the co-location facility is not completed on or before August 1, 2000 or the consumer demand anticipated by the Company fails to materialize, the Company will need additional funding. There is no assurance that iBIZ will raise the necessary capital to remain in business beyond January 31, 2001. If at any time iBIZ is unable to raise financing through additional sales of common stock or alternate financing sources, it may be required to delay or modify planned growth initiatives.

              Management believes that its recent diversification into broadband connectivity services, third-party software sales, and its server co-location facility should improve its liquidity and cash flow. iBIZ recently expanded its distribution of certain hardware into certain retail stores. Third-party software sales currently generate approximately $200,000 per month in sales revenues. There is no assurance, however, that its favorable relationship with its third-party suppliers will continue or that its customers will continue to purchase the broadband connectivity services, hardware and the software packages and upgrades necessary to generate the revenue experienced since January 2000. There is no assurance that the high margins currently anticipated from the co-location facility will materialize. Entry of additional competitors with substantially greater resources than those of the Company could put additional downward pressure on the anticipated digital subscriber line high-speed Internet connection service margins.

Part II - Other Information

         ITEM 1.  LEGAL PROCEEDINGS

         Invnsys Technology Corporation, dba iBIZ Technology Corporation ("iBIZ"), is the defendant in a civil matter filed by Epson America, Inc. ("Epson"), in the Superior Court of the State of Arizona. The complaint alleges that over the past three (3) years, iBIZ became indebted to Epson in the amount of $151,665.96. Since February 2, 2000, no payment has been made to Epson, leaving an unpaid balance of $102,636.05 plus interest. Epson seeks to recover $102,636.05 plus interest accruing at a rate of ten percent (10%) from February 2, 1999, attorney's fees, incurred costs and expenses, together with accruing costs. iBIZ is seeking to recover additional commissions that it believes Epson owes it. iBIZ intends to settle the matter with representatives of Epson. For accounting purposes, the full amount that Epson is seeking to recover has already been accrued as a liability in iBIZ's financial records.

         ITEM 2.  CHANGES IN SECURITIES

              (c)  Recent Sales of Unregistered Securities

              On March 27, 2000, iBIZ issued One Million Six Hundred Thousand Dollars ($1,600,000.00) of 7% Debentures (the "$1600k 7% Debentures") to Lites Trading, Co. On May 31, 2000, $100,000 of the principal amount of the Debentures were converted into 192,853 shares of common stock. The Debentures are due and payable on March 27, 2005.

              In connection with the issuance of the $1600k 7% Debentures, iBIZ issued a warrant to purchase 375,000 shares of common stock at a purchase price of $1.45 per share. The warrant is immediately exercisable and expires March 27, 2004.

              (d)  Use of Proceeds from Registration Statement

              1. iBIZ has filed a Registration Statement on Form SB-2, File No. 333-34936 to register 3,917,866 shares of common stock, $0.001 par value (the "SB-2"). The SB-2 was declared effective by the SEC on May 1, 2000. The shares registered in the SB-2 are for resale by iBIZ's securityholders upon exercise of options or warrants. iBIZ will not receive any of the proceeds from the sale of the common stock by the securityholders, but may receive up to $927,437.50 upon the exercise of the options or warrants.

                   In connection with the SB-2, iBIZ incurred fees and expenses of approximately $22,000 related to professional services and filing fees. As of June 12, 2000, the Company had received $367,500 upon the exercise of options or warrants to purchase 480,000 shares of common stock. These funds have been allocated to general working capital.

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

              Dated this 14th day of June, 2000.


                                    iBIZ TECHNOLOGY CORP., a Florida
                                    corporation


                                    By:  /s/ Kenneth W. Schilling
                                             Kenneth W. Schilling, President,
                                             Director

                                    By:  /s/ Terry S. Ratliff
                                             Terry S. Ratliff, Vice President,
                                             Comptroller, Secretary, Director

                                    By:  /s/ Mark H. Perkins
                                             Mark H. Perkins, Vice President of
                                             Operations, Director