Form 10QSB
period 2000-07-31
IBIZ TECHNOLOGY CORP
filed 2000-09-14
CIK 1079893

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB

  Quarterly Report of Small Business Issuers under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2000

                           Commission File No. 027619

                           IBIZ TECHNOLOGY CORP.
                           ---------------------
             (Exact name of registrant as specified in its charter)

      Florida                                          86-0933890
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

1919 West Lone Cactus, Phoenix, Arizona                  85021
(Address of principal executive offices)               (Zip Code)

         Issuer's telephone number, including area code: (623) 492-9200

The issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.


--------------------------------------------------------------------------------

 Number of shares outstanding of each of the issuer's classes of common equity:

            Class                     Outstanding as of September 13, 2000
            -----                     -------------------------------------
 Common stock, $0.01 par value                   34,492,734

--------------------------------------------------------------------------------


The issuer is not using the Transitional Small Business Disclosure format.

                            IBIZ TECHNOLOGY CORP. AND
                             CONSOLIDATED SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2000 AND 1999

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
INDEPENDENT ACCOUNTANTS' REVIEW REPORT ..........................          1

FINANCIAL STATEMENTS

 Consolidated Balance Sheets ....................................          2

 Consolidated Statements of Operations ..........................          3

 Consolidated Statement of Changes in Stockholders' Equity ......         4-5

 Consolidated Statements of Cash Flows ..........................         6-7

 Notes to Consolidated Financial Statements .....................        8-22

MOFFITT & COMPANY, P.C.
--------------------------------------------------------------------------------
CERTIFIED PUBLIC ACCOUNTANTS                5040 East Shea Blvd. Suite 270
                                            Scottsdale, Arizona 85254
                                            (480) 951-1416
                                            Fax (480) 948-3510
                                            moffittcpas@uswest.net


                      INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To The Board of Directors and Stockholders
IBIZ Technology Corp. and Consolidated Subsidiary
Phoenix, Arizona

We have reviewed the accompanying balance sheets of IBIZ Technology Corp. and Consolidated Subsidiary as of July 31, 2000 and 1999, and the related statements of operations for the three and nine months then ended, statement of stockholders' equity as of July 31, 2000 and statements of cash flows for the nine months ended July 31, 2000 and 1999, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of IBIZ Technology Corp. and Consolidated Subsidiary.

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

As discussed in Note 21, certain conditions indicate that the company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the company be unable to continue as a going concern.



/s/ MOFFITT & COMPANY, P. C.

MOFFITT & COMPANY, P. C.
SCOTTSDALE, ARIZONA


August 25, 2000

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             JULY 31, 2000 AND 1999
                                   (UNAUDITED)

                                     ASSETS

                                                                 2000                1999
                                                              ----------            --------
CURRENT ASSETS
    Cash and cash equivalents                                 $  142,461            $ 23,884
    Accounts receivable                                          656,847             187,987
    Loan receivable, officer                                      38,980                   0
    Inventories                                                  263,036             139,383
    Prepaid expenses                                             492,978              24,122
                                                              ----------            --------

        TOTAL CURRENT ASSETS                                   1,594,302             375,376
                                                              ----------            --------

PROPERTY AND EQUIPMENT, NET OF
  ACCUMULATED DEPRECIATION                                     1,626,205              85,920
                                                              ----------            --------

OTHER ASSETS
    Note receivable, related party                               425,876             339,111
    Deposits                                                      60,401              17,762
    Customer list, net of accumulated amortization                 8,924                   0
                                                              ----------            --------

        TOTAL OTHER ASSETS                                       495,201             356,873
                                                              ----------            --------

        TOTAL ASSETS                                           3,715,708            $818,169
                                                              ==========            ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                  2000                   1999
                                                               ----------            -----------
CURRENT LIABILITIES
    Accounts payable, trade                                    $1,382,594                583,492
    Customer deposits                                                   0                109,618
    Notes payable, current                                          4,911                 79,668
    Accrued liabilities                                            94,829                 29,155
    Sales and payroll taxes payable                               211,049                107,267
    Corporation income taxes payable                               19,078                 18,666
    Deferred income                                               118,984                 91,914
                                                               ----------            -----------
       TOTAL CURRENT LIABILITIES                                1,831,445              1,019,780
                                                               ----------            -----------
LONG - TERM LIABILITIES
    Convertible debentures payable                              1,750,000                200,000
    Notes payable                                                  16,159                 21,256
                                                               ----------            -----------
       TOTAL LONG - TERM LIABILITIES                            1,766,159                221,256
                                                               ----------            -----------
STOCKHOLDERS' EQUITY
    Common stock
      Authorized - 100,000,000 shares, par
       value $.001 per shares
      Issued and outstanding -
       31,092,828 shares in 2000                                   31,093                      0
       26,571,000 shares in 1999                                        0                 26,571
    Paid in capital in excess of par value of stock             4,050,714                952,372
    Retained earnings (deficit)                                (3,963,703)            (1,401,810)
                                                               ----------            -----------
       TOTAL STOCKHOLDERS' EQUITY                                 118,104               (422,867)
                                                               ----------            -----------
       TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                                  $3,715,708            $   818,169
                                                               ==========            ===========


       See Accompanying Notes and Independent Accountants' Review Report.

             IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2000 AND 1999
                                (UNAUDITED)

                                                                 2000
                                                -------------------------------------
                                                  THREE MONTHS           NINE MONTHS
                                                     ENDED                  ENDED
                                                July 31, 2000           July 31, 2000
                                                -------------           -------------
SALES                                           $  1,142,040             $  3,207,019
COST OF SALES                                        914,814                2,689,935
                                                ------------             ------------
    GROSS PROFIT                                     277,226                  517,084
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                           955,483                2,784,039
                                                ------------             ------------
(LOSS) BEFORE OTHER INCOME (EXPENSE)                (728,257)              (2,266,955)
                                                ------------             ------------
OTHER INCOME (EXPENSE)
    Interest income                                   13,187                   30,160
    Interest expense                                 (44,424)                 (73,645)
    Miscellaneous income                                   0                        0
    Cancellation of debt                             (12,100)                 (12,100)
                                                ------------             ------------
      TOTAL OTHER INCOME (EXPENSE)                   (43,337)                 (55,585)
                                                ------------             ------------
(LOSS) BEFORE INCOME TAXES                          (771,594)              (2,322,540)
INCOME TAXES                                               0                        0
                                                ------------             ------------
NET (LOSS)                                      $   (771,594)            $ (2,322,540)
                                                ============             ============

NET (LOSS) PER COMMON SHARE

    Basic and Diluted                           $       (.03)            $       (.08)
                                                ============             ============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING

    Basic and diluted                             28,741,267               28,741,267
                                                ============             ============

                                      1999
                      -------------------------------------
                      THREE MONTHS            NINE MONTHS
                          ENDED                  ENDED
                      JULY 31, 1999           JULY 31, 1999
                      -------------           -------------
                      $    382,495             $ 1,804,064
                           398,937               1,533,817
                      ------------             -----------
                           (16,442)                270,247
                           375,401               1,168,222
                      ------------             -----------
                          (391,843)               (897,975)
                      ------------             -----------
                             5,012                  15,768
                           (10,738)                (35,357)
                            20,491                  20,491
                           148,033                 148,033
                      ------------             -----------
                           162,798                 148,935
                      ------------             -----------
                          (229,045)               (749,040)
                                 0                       0
                      ------------             -----------

                      $   (229,045)            $  (749,040)
                      ============             ===========
                      $       (.01)            $      (.03)
                      ============             ===========

                        26,571,000              26,571,000
                      ============             ===========


       See Accompanying Notes and Independent Accountants' Review Report.

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  JULY 31, 2000
                                   (UNAUDITED)

                                                                 COMMON STOCK
                                                         --------------------------------
                                                            SHARES               AMOUNT
                                                          ----------            ---------
BALANCE, NOVEMBER 1, 1999                                 26,370,418            $26,370

NOVEMBER, 1999 - CONVERSION OF DEBENTURES
  FOR COMMON STOCK                                           300,962                301

NOVEMBER, 1999 - ISSUANCE OF COMMON STOCK
  FOR CASH                                                   100,000                100

JANUARY, 2000 - ISSUANCE OF COMMON STOCK
  FOR CASH                                                   250,000                250

NOVEMBER, 1999 TO JANUARY, 2000 - FEES AND
  COSTS FOR ISSUANCE OF STOCK                                      0                  0

FEBRUARY, 2000 - ISSUANCE OF COMMON STOCK
  FOR ADVANCES ON STOCK SUBSCRIPTIONS                        100,000                100

FEBRUARY, 2000 - CONVERSION OF DEBENTURES
  FOR COMMON STOCK                                           300,000                300

MARCH, 2000 - CONVERSION OF DEBENTURES FOR
  COMMON STOCK                                             1,292,482              1,293

APRIL, 2000 - CONVERSION OF DEBENTURES FOR
  COMMON STOCK                                                88,938                 89

APRIL, 2000 - ISSUANCE OF COMMON STOCK FOR
  CASH FROM WARRANTS                                         420,000                420

APRIL, 2000 - ISSUANCE OF COMMON STOCK FOR
  CASH FROM STOCK OPTIONS                                     70,000                 70

APRIL, 2000 - ISSUANCE OF COMMON STOCK FOR
  ACCOUNT PAYABLE                                            100,000                100

APRIL, 2000 - ISSUANCE OF COMMON STOCK FOR
  SERVICES                                                   250,000                250

APRIL, 2000 - ISSUANCE OF COMMON STOCK FOR
  PAYROLL BONUSES                                             50,000                 50

APRIL, 2000 - ISSUANCE OF COMMON STOCK FOR
  FEES AND COSTS FOR ISSUANCE OF STOCK                       407,375                407

FEBRUARY, 2000 TO APRIL, 2000 - FEES AND COSTS
  FOR ISSUANCE OF STOCK                                            0                  0

              PAID IN
            CAPITAL IN
            EXCESS OF             ADVANCES                RETAINED
            PAR VALUE             ON STOCK                EARNINGS
             OF STOCK           SUBSCRIPTIONS             (DEFICIT)
             --------           -------------             ---------
           $ 1,106,266             $ 75,000             $(1,641,163)

               200,734                    0                       0

                49,900                    0                       0

               274,750                    0                       0

              (188,000)                   0                       0

                74,900              (75,000)                      0

               199,700                    0                       0

             1,039,585                    0                       0

                59,944                    0                       0

               314,580                    0                       0

                52,430                    0                       0

                49,900                    0                       0

               210,500                    0                       0

                50,450                    0                       0

               483,147                    0                       0

              (668,987)                   0                       0


       See Accompanying Notes and Independent Accountants' Review Report.

-

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)

                                  JULY 31, 2000

                                   (UNAUDITED)

                                                             COMMON STOCK
                                                        ----------------------
                                                          SHARES       AMOUNT
                                                        ----------    --------
JUNE, 2000 - ISSUANCE OF COMMON STOCK FOR SERVICES         150,000    $    150
JUNE, 2000 - ISSUANCE OF COMMON STOCK FOR SERVICES         362,653         363
JULY, 2000 - ISSUANCE OF COMMON STOCK FOR SERVICES         480,000         480
NET (LOSS) FOR THE NINE MONTHS ENDED JULY 31, 2000               0           0
                                                        ----------    --------
BALANCE, JULY 31, 2000                                  31,092,828    $ 31,093
                                                        ==========    ========

      PAID IN
    CAPITAL IN
     EXCESS OF                 ADVANCES                  RETAINED
     PAR VALUE                 ON STOCK                  EARNINGS
     OF STOCK                SUBSCRIPTIONS               (DEFICIT)
   ------------              -------------             ------------
   $    131,100               $         0              $          0
        226,295                         0                         0
        383,520                         0                         0
              0                         0                (2,322,540)
   ------------              -------------             ------------
   $  4,050,714               $         0              $ (3,963,703)
   ============              =============             ============


       See Accompanying Notes and Independent Accountants' Review Report.

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED JULY 31,2000 AND 1999
                                   (UNAUDITED)

                                                         2000            1999
                                                     -------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                           $  (2,322,540)  $ (749,040)
 Adjustments to reconcile net (loss) to
  net cash (used) by operating activities
   Depreciation and amortization                            38,643       30,956
   Issuance of common stock for interest, services
    and payroll bonuses                                    349,532            0

 Changes in operating assets and liabilities
   Accounts receivable                                    (444,547)     (32,951)
   Inventories                                               5,051      184,014
   Prepaid expenses                                         (3,545)       2,878
   Deposits                                                    358        2,393
   Accounts payable                                        619,629     (197,323)
   Customer deposits                                      (115,408)    (285,646)
   Accrued liabilities and taxes                            68,905      (44,576)
   Deferred income                                          64,022       20,883
                                                     -------------   ----------
      NET CASH FLOWS (USED)
        BY OPERATING ACTIVITIES                         (1,739,900)  (1,068,412)
                                                     -------------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                    (1,507,284)     (40,340)
 Loans to related parties                                 (108,046)     567,509
 Purchase of customer list                                 (11,900)           0
 Deposits on property and equipment                        (44,000)           0
                                                     -------------   ----------

      NET CASH FLOWS (USED) PROVIDED
        BY INVESTING ACTIVITIES                         (1,671,230)     527,169
                                                     -------------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Bank overdraft                                                  0      (13,700)
 Net proceeds from issuance of common stock                394,349      671,406
 Proceeds from issuance of convertible debentures        3,200,000      200,000
 Changes in notes payable                                  (66,101)    (292,779)
                                                     -------------   ----------
      NET CASH FLOWS PROVIDED
        BY FINANCING ACTIVITIES                          3,528,248      564,927
                                                     -------------   ----------

       See Accompanying Notes and Independent Accountants' Review Report.

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE NINE MONTHS ENDED JULY 31,2000 AND 1999
                                   (UNAUDITED)

                                                                2000       1999
                                                             ----------  -------
NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                          $  117,118  $23,684

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                           25,343      200
                                                             ----------  -------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                             $  142,461  $23,884
                                                             ==========  =======

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION

    Cash paid during year for:

     Interest                                                $   78,623  $25,109
                                                             ==========  =======
     Taxes                                                   $       50  $    50
                                                             ==========  =======

NON CASH INVESTING AND FINANCING
   ACTIVITIES

    Issuance of common stock for convertible debentures      $1,501,946  $     0
                                                             ==========  =======
    Issuance of common stock for fees, services and payroll  $1,486,712  $     0
                                                             ==========  =======
    Issuance of common stock for advances on stock
      subscriptions                                          $   75,000  $     0
                                                             ==========  =======
    Issuance of common stock for accounts payable            $   50,000  $     0
                                                             ==========  =======

       See Accompanying Notes and Independent Accountants' Review Report.

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2000
                                   (UNAUDITED)

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

         INVENTORIES

         At July 31, 2000, inventories are stated at the lower of cost (determined principally by first-in, first-out method) or cost. At July 31, 1999, the inventories were computed by using the gross profit method for determining cost.

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

         The company depreciates its property and equipment for financial reporting purposes using the straight-line method based upon the following useful lives of the assets:

       See Accompanying Notes and Independent Accountants' Review Report.

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JULY 31, 2000
                                   (UNAUDITED)

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         PROPERTY AND EQUIPMENT (CONTINUED)

               Tooling                                            3 Years
               Machinery and equipment                         5-10 Years
               Office furniture and equipment                  5-10 Years
               Vehicles                                           5 Years
               Leasehold improvements                             5 Years
               Computer software                                  3 Years

         The construction in progress equipment and co-location assets will be depreciated when they are completed and placed in service.

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

         INCOME TAXES

         Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are

       See Accompanying Notes and Independent Accountants' Review Report.

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JULY 31, 2000
                                   (UNAUDITED)

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         INCOME TAXES (CONTINUED)

         expected to be realized or settled as prescribed in FASB Statement No., 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

         NET (LOSS) PER SHARE

         The company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted (loss) per share. Basic (loss) per share is computed by dividing net (loss) available to common shareowners by the weighted average number of common shares outstanding for the period. Diluted (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net (loss) per share are excluded.

         RISKS AND UNCERTAINTIES

         The company is in the computer and computer technology industry. The company's products are subject to rapid obsolescence and management must authorize funds for research and development costs in order to stay competitive.

NOTE 2   DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         The company has financial instruments, none of which are held for trading purposes. The company estimates that the fair value of all financial instruments at July 31, 2000 and 1999, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheets. The estimated fair value amounts have been determined by the company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the company could realize in a current market exchange.

NOTE 3   ACCOUNTS RECEIVABLE

         A summary of accounts receivable and allowance for doubtful accounts is as follows:

                                        2000            1999
                                     ---------       ---------
Accounts receivable                  $ 756,847       $ 190,487
Allowance for doubtful accounts        100,000           2,500
                                     ---------       ---------

                                     $ 656,847       $ 187,987
                                     =========       =========

       See Accompanying Notes and Independent Accountants' Review Report.

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JULY 31, 2000
                                   (UNAUDITED)

NOTE 4   INVENTORIES

         The inventories at July 31, 2000 are comprised of the following:

                Finished products                      $ 183,266
                Depot units                               15,412
                Office                                    50,855
                Parts                                        319
                Demo                                      11,241
                Car stock                                  1,943
                                                       ---------
                    Total inventories                  $ 263,036
                                                       =========

         The inventories at July 31, 1999 were computed, in total, by using the gross profit method for determining costs.

NOTE 5   PROPERTY AND EQUIPMENT

         Property and equipment and accumulated depreciation consists of:

                                                      2000          1999
                                                   ----------   ---------
Tooling                                            $   68,100   $  68,100
Machinery and equipment                                52,266      54,473
Software                                              117,463           0
Office furniture and equipment                        124,452      72,926
Vehicles                                               39,141      39,141
Construction in progress co-location equipment        469,276           0
Construction in progress co-location
               (improvements)                         882,338           0
Leasehold improvements                                 23,179      22,047
                                                   ----------   ---------
                                                    1,776,215     256,687

Less accumulated depreciation                        (150,010)    170,767
                                                   ----------   ---------
               Total property and equipment        $1,626,205   $  85,920
                                                   ==========   =========

         The depreciation expense for the nine months ended July 31, 2000 and 1999 was $35,667 and $30,956, respectively.

NOTE 6   CUSTOMER LIST

         The customer list and accumulated amortization consists of:

                                                      2000          1999
                                                   ---------      -------
          Cost                                     $  11,900      $     0

          Less accumulated amortization                2,976            0
                                                   ---------      -------
          Total customer list                      $   8,924      $     0
                                                   =========      =======

         The amortization expense for the nine months ended July 31, 2000 and 1999 was $2,976 and $0, respectively.

       See Accompanying Notes and Independent Accountants' Review Report.

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JULY 31, 2000
                                   (UNAUDITED)

NOTE 7   NOTE RECEIVABLE, RELATED PARTY

                                                             2000        1999
                                                          ---------   ---------
         At July 31, 2000, the related note is            $ 425,876   $ 339,111
         secured by 500,000 shares of common stock in     =========   =========
         the company, payable on demand and accrues
         interest at 6%. Management believed the
         notes would not be collected within the
         current operating cycle and classified the
         asset as a long-term asset.

         At July 31, 1999, the note was not secured.

NOTE 8   CUSTOMER DEPOSITS

         It is the company's policy to obtain a portion of the sales price when orders are received. These funds are recorded as customer deposits and are applied to the customer invoices when the merchandise is shipped.

NOTE 9   INCOME TAXES

                                                         2000           1999
                                                     ------------    ----------
         (Loss) from continuing operations
            before income taxes                      $ (2,322,540)   $(749,040)
                                                     ------------    ----------

         The provision for income taxes is
            estimated as follows:


                Currently payable                    $          0    $       0
                                                     ------------    ----------
                Deferred                             $          0    $       0
                                                     ------------    ----------
         A reconciliation of the provision
          for income taxes compared with
          the amounts at the U.S. Federal
          Statutory rate was as follows:

                Tax at U.S. Federal Statutory
                 income tax rates                    $          0    $       0
                                                     ------------    ----------

         Deferred income tax assets and
          liabilities reflect the impact
          of temporary differences between
          amounts of assets and liabilities
          for financial reporting purposes
          and the basis of such assets and
          liabilities as measured by tax laws.

                The net deferred liability is:       $          0    $       0
                                                     ------------    ----------
                The net deferred tax assets is:      $          0    $       0
                                                     ------------    ----------
         Temporary differences and carry
          forwards that gave rise to deferred
          tax assets and liabilities included
          the following:


       See Accompanying Notes and Independent Accountants' Review Report.

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JULY 31, 2000
                                   (UNAUDITED)

NOTE 9 INCOME TAXES (CONTINUED)

                                                        DEFERRED TAX
                                                     ----------------------
                                                     ASSETS     LIABILITIES
                                                     ------     -----------
            Net operating loss                      $830,000      $      0
            Accrued expenses and miscellaneous         8,100             0
            Tax credit carryforward                   38,424             0
            Depreciation                                   0         6,199
                                                    --------      --------

            Subtotals                                876,524         6,199

            Valuation allowance                      876,524        (6,199)
                                                    --------      --------

            Total deferred taxes                    $      0      $      0
                                                    ========      ========

         As discussed in Note 21, there is substantial doubt about the company's ability to continue as a going concern. Consequently, the company must maintain a 100% valuation allowance for the deferred taxes as there is doubt that the company will generate profits which will be absorbed by the tax differences.

         A reconciliation of the valuation allowance is as follows:

                                                           2000          1999
                                                           ----          ----

             Balance, beginning of period                $356,638      $145,054

             Addition to allowance for nine months
               ended July 31, 2000 and 1999               519,886       176,946
                                                         --------      --------

             Balance, end of period                      $876,524      $322,000
                                                         ========      ========

NOTE 10 TAX CARRYFORWARD

         The company has the following tax carryforwards at July 31, 2000:

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

         Capital loss,
             October 31, 1997            25,600         October 31, 2002

     See Accompanying Notes and Independent Accountants' Review Report.

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JULY 31, 2000
                                   (UNAUDITED)

NOTE 10 TAX CARRYFORWARD (CONTINUED)

                                                  EXPIRATION
         YEAR                       AMOUNT           DATE
         ----                       ------           ----

         Contribution
            October 31, 1997           545     October 31, 2002
            October 31, 1999         2,081     October 31, 2004

         Research tax credits       38,424


NOTE 11 NOTES PAYABLE

                                                                   2000            1999
                                                                   ----            ----
         Note payable to Community First National
         Bank due in monthly payments of interest of
         approximately $3,100. Interest is computed
         at national prime as stated in the Wall
         Street Journal plus 3 percent. The principal
         amount is due July 31, 2000. This note is
         secured by accounts receivable, general
         intangibles and all equipment and leasehold
         improvements. The shareholder has personally
         guaranteed the loan and the bank is the
         beneficiary of an insurance policy on the
         life of the shareholder. The company
         canceled this line in the year 2000.                   $      0        $ 75,000

         Note payable to Community First National
         Bank due in monthly payments of principal
         and interest of $545 with interest at 7
         percent until March 7, 2004. The note is
         secured by an automobile which costs
         $31,141.                                                 21,070          25,924
                                                                --------        --------

                                                                  21,070         100,924

         Less: current portion                                     4,911          79,668
                                                                --------        --------

         Net long-term debt                                     $ 16,159        $ 21,256
                                                                ========        ========

         Maturities of long-term debt are as follows:

         Year ended July 31

              2000                                              $      0           6,540
              2001                                                 6,540           6,540
              2002                                                 6,540           6,540
              2003                                                 6,540           6,304
              2004                                                 1,450               0
                                                                --------        --------

                                                                $ 21,070        $ 25,924
                                                                ========        ========


       See Accompanying Notes and Independent Accountants' Review Report.

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JULY 31, 2000
                                   (UNAUDITED)

NOTE 12 COMMON STOCK PURCHASE WARRANTS AND OPTIONS

         The company has issued the following common stock purchase warrants at July 31, 2000:

                                     NUMBER                          EXERCISE
                   DATE             OF SHARES          TERM            PRICE
                   ----             ---------          ----            -----

                May 13, 1999          100,000         3 years      $      1.00
                 May 7, 1999          180,000        10 years      $      0.75
                May 13, 1999          100,000        10 years      $      1.00
            November 9, 1999          100,000         4 years      $       .94
           December 14, 1999           75,000         3 years      $      1.66
           December 28, 1999          200,000         4 years      $       .94
            January 10, 2000          281,250         5 years      $       .99
              March 27, 2000          656,250         5 years      $ 1.45-2.05
                May 17, 2000          125,000         5 years      $ 1.04-5.00
               June 16, 2000          150,000          1 year      $ 1.50-2.00
                                    ---------
                                    1,967,500
                                    =========

NOTE 13 CONVERTIBLE DEBENTURES

                                                                                                    CURRENT
         $600,000 DEBENTURE                                                        TOTAL            PORTION
         ------------------                                                        -----            -------

         In November 1999, the company issued $600,000 of                       $  350,000          $     0
         7% convertible debentures under the following
         amended terms and conditions:

           1.  Due date - November 9, 2004.

           2. Interest only on April 1 and November 1 of each year commencing January 1, 2000.

           3. Warrants to purchase 100,000 shares of common stock at $0.94 per share.

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

     See Accompanying Notes and Independent Accountants' Review Report.

                IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JULY 31, 2000
                                   (UNAUDITED)

NOTE 13 CONVERTIBLE DEBENTURES (CONTINUED)

                                                                                                    CURRENT
         $600,000 DEBENTURE                                                        TOTAL            PORTION
         ------------------                                                        -----            -------


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

           11. Restriction on payment of dividends, retirement of stock or issuance of new securities.

         $250,000 of debentures were converted into 389,900 shares of common stock.

         $1,600,000 UNSECURED DEBENTURE

         On March 27, 2000, the company issued $1,600,000 of                    $ 1,400,000         $     0
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

     See Accompanying Notes and Independent Accountants' Review Report.

             IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               JULY 31, 2000
                                (UNAUDITED)

NOTE 13 CONVERTIBLE DEBENTURES (CONTINUED)

                                                                                                    CURRENT
         $600,000 DEBENTURE                                                        TOTAL            PORTION
         ------------------                                                        -----            -------

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
                                                                                ----------          -------

                    Total                                                       $1,750,000          $     0
                                                                                ==========          =======

         $200,000 of debentures were converted in to 362,653 shares of common stock.

NOTE 14 REAL ESTATE LEASE

         On June 1, 1999, the company leased a new facility from a related entity. The lease commenced on July 1, 1999, requires initial annual rentals of $153,600 (with annual increases) plus taxes and operating costs and expires on December 31, 2024. The company has also guaranteed the mortgage on the premises in the amount of $943,475 and given a security interest in all of the assets of the company.

         Future minimum lease payments excluding taxes and expenses, are as follows:

           July 31, 2000                              $  156,160
           July 31, 2001                                 163,968
           July 31, 2002                                 172,168
           July 31, 2003                                 180,780
           July 31, 2004                                 189,820
           November 1, 2004 - December 31, 2024        6,638,500

         Rent expense for the nine months ended July 31, 2000 and 1999 is $116,037 and $38,612, respectively.

     See Accompanying Notes and Independent Accountants' Review Report.

             IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               JULY 31, 2000
                                (UNAUDITED)

NOTE 15 ADVERTISING

         The company expenses all advertising as incurred. For the nine months ended July 31, 2000 and 1999, the company charged to operations $393,747 and $74,555 in advertising costs.

NOTE 16 INTEREST

         The company incurred interest expenses for the nine months ended July 31, 2000 and 1999 of $73,645 and $35,357, respectively.

NOTE 17 WARRANTY RESERVE

         The company established a warranty reserve of $47,921 to cover any potential warranty costs on computer equipment that are not covered by the computer manufacturer's warranty.

NOTE 18 RESEARCH AND DEVELOPMENT

         The company incurred research and development cost for the nine months ended July 31, 2000 and 1999 of $5,224 and $4,693, respectively.

NOTE 19 OFFICERS' COMPENSATION

         At July 31, 2000, officers' compensation was as follows:

            President and Chief Executive officer      $200,000
            Vice President/Comptroller                   88,000
            Vice President/Operations                    88,000
            Chief Operating Officer                      96,200
            Vice President/Marketing                     75,000
            Vice President/Technology                    80,000

NOTE 20 EMPLOYEE STOCK OPTIONS

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

     See Accompanying Notes and Independent Accountants' Review Report.

             IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               JULY 31, 2000
                                (UNAUDITED)

NOTE 20 EMPLOYEE STOCK OPTIONS (CONTINUED)

         A summary of the stock option activity for the nine months ended July 31, 2000 and 1999, pursuant to the terms of the plan is set forth below:

                                                                WEIGHTED
                                                  NUMBER         AVERAGE
                                                    OF          EXERCISE
                                                  OPTIONS         PRICE
                                                  -------         -----

            Balance at beginning of period       2,350,000       $   .75
            Granted                              1,310,000          1.15
            Exercised                              (70,000)          .75
            Canceled                              (275,000)          .75
                                                 ---------

            Balance at end of period             3,315,000
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

         The per share weighted-average fair value of stock options granted during 2000 and 1999 was $.58 and $0.00, respectively. The per share weighted average remaining life of the options outstanding at July 31, 2000 and 1999 is 7.2 and 0 years, respectively.

         The company has elected to continue to account for stock-based compensation under APB Opinion No. 25, under which no compensation expense has been recognized for stock options granted to employees at fair market value. There is no additional compensation costs to report and required proforma net income and earnings per share are the same as the historical financial statement presentations.

NOTE 21 GOING CONCERN

         These financial statements are presented on the basis that the company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statements show that the company incurred net losses of $2,322,540 for the nine months ended July 31, 2000.

NOTE 22 FINANCIAL PROJECT MANAGEMENT AGREEMENTS

         In December 1999, the company entered into a six month agreement with Equinet, Inc., the project manager, to promote the growth of, or increase in the shareholder value of the company.

    See Accompanying Notes and Independent Accountants' Review Report.

             IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               JULY 31, 2000
                                (UNAUDITED)

NOTE 22 FINANCIAL PROJECT MANAGEMENT AGREEMENTS (CONTINUED)

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

         In May 2000, the company entered into a fourteen month agreement with Silverman Heller Associates, to promote financial and corporate communication activities.

                  The project manager will be compensated as follows:

                  1.     A monthly fee of $5,500 beginning on May 17, 2000.

                  2. In connection with the services the project manager will provide, warrants to purchase 75,000 shares of common stock at the closing price on May 17, 2000 and an additional 50,000 shares at $5.00 per share. These warrants and the shares to be issued upon the exercise of the warrants will vest and be exercisable as of May 17, 2000 and expire five years from the issue date. The warrants will be granted registration rights on the next stock registration within the five-year term.

         In June 2000, the company entered into a one year agreement with Travis Morgan Securities, to provide financial consulting to facilitate long-range strategic planning and to advise the company on business and or financial matters.

                  The project manager will be compensated as follows:

                  1. Certificates representing an aggregate of 150,000 shares of common stock.

                  2. An option for free trading stock with respect to the following quantities and strike prices. The term of the option shall be one year from the contract date. The option is executable after reaching the execution price for 10 days.

                              50,000 shares    $1.50 exercise price    $3.00 execution price
                              50,000 shares    $2.00 exercise price    $4.00 execution price
                              50,000 shares    $2.50 exercise price    $5.00 execution price

                  3. The project manager will be granted the first right of refusal to participate in any subsequent mergers or acquisitions, registrations, IPOS or secondary offerings.

         In July 2000, the company entered into an agreement with two individuals, to provide computerized CD-Rom presentations, website services and construction, brochures, trade shows and webcasts on bNet-TV.

    See Accompanying Notes and Independent Accountants' Review Report.

             IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               JULY 31, 2000
                                (UNAUDITED)

NOTE 22 FINANCIAL PROJECT MANAGEMENT AGREEMENTS (CONTINUED)

                  The individuals will be compensated as follows:

                  1. 80,000 shares of common stock valued at $.80 per share on or before June 15, 2000.

                  2. 400,000 shares of common stock valued at $.80 per share on or before June 15, 2000.

NOTE 23 LITIGATION

         Epson America, Inc. vs, Invnsys Technology Corporation. Civil Cause # CV 2000-008155-Superior Court of Arizona.

         Epson America, Inc. is suing the corporation for $114,785 to collect past due accounts payable. The company is disputing the $114,785 as it believes that Epson has not offset the debt by commissions earned and due by Invnsys Technology Corporation. However, the company has accrued $102,619 in the accounts payable.

NOTE 24 PLAN OF REORGANIZATION AND STOCK EXCHANGE AGREEMENT

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

         The details of the results of operation (unaudited) for each separate company, prior to the date of combination, that are included in the current net income are:

                                                      INVNSYS          IBIZ
                                                    TECHNOLOGY       TECHNOLOGY
                                                    CORPORATION        CORP.
                                                    -----------        -----

            Sales                                    $ 402,127       $       0
            Cost of sales                              239,704               0
                                                     ---------       ---------
                    Gross profit                       162,423               0
            Selling, general and administrative
               expenses                                243,094          27,742
                                                     ---------       ---------
            (Loss) before income taxes (refund)        (80,671)        (27,742)
            Income taxes (refund)                      (20,150)              0
                                                     ---------       ---------
                    Net (loss)                       $ (60,521)      $ (27,742)
                                                     =========       =========

         There were no adjustments in the net assets of the combining companies to adopt the same accounting policies.

         Each of the companies had an October 31 fiscal year so no accounting adjustments were necessary.

    See Accompanying Notes and Independent Accountants' Review Report.

             IBIZ TECHNOLOGY CORP. AND CONSOLIDATED SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               JULY 31, 2000
                                (UNAUDITED)

NOTE 24 PLAN OF REORGANIZATION AND STOCK EXCHANGE AGREEMENT (CONTINUED)

         An (unaudited) reconciliation of revenues and earnings reconciled with the amounts shown in the combined financial statements is as follows:

            Net (loss) of IBIZ Technology Corp. at December 31, 1998         $ (27,742)
            Add Invnsys Technology Corporation (loss)
              for November 1, 1998 to December 31, 1998                        (60,521)
            Additional net (loss) from January 1, 1999 to July 31, 1999       (431,732)
                                                                             ---------

            Net (loss) for the nine months ended July 31, 1999               $(519,995)
                                                                             =========

NOTE 25 UNAUDITED FINANCIAL INFORMATION

         The accompanying financial information as of July 31, 2000 and 1999 is unaudited. In management's opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.





    See Accompanying Notes and Independent Accountants' Review Report.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

         Through its operating subsidiary, INVNSYS, iBIZ designs, manufactures, and distributes small footprint desktop computers, transaction printers, general purpose financial application keyboards, numeric keypads, CRT's, LCD monitors and related products. INVNSYS also markets a line of OEM notebook computers and distributes transactional and color printers. iBIZ recently began offering network integration services, digital subscriber line high-speed Internet connection services, and business-to-business software sales. The Company has completed the construction of a server co-location facility, consisting of improvements and equipment to provide Internet content hosting services to subscribers.

THREE-MONTH PERIOD ENDED JULY 31, 2000, COMPARED TO THREE-MONTH PERIOD ENDED JULY 31, 1999.

                                                Three-month Period Ended
                                                ------------------------
                                              7/31/2000          7/31/1999
                                              ---------          ---------
Statement of Operations Data
     Net sales                               $ 1,142,040       $   382,495
     Gross profit                            $   277,226       $   (16,422)
     Operating Income (loss)                 $  (728,257)      $  (391,843)
     Net earnings (loss) after tax           $  (771,594)      $  (229,045)
     Net earnings (loss) per share                  (.03)             (.01)

                                               Three-month Period Ended
                                               ------------------------
                                             7/31/2000          7/31/1999
                                             ---------          ---------
Balance Sheet Data
     Total assets                           $ 3,715,708        $   818,169
     Total liabilities                      $ 3,597,604        $ 1,241,036
     Retained earnings (deficit)            $(3,963,703)       $(1,401,810)


         Revenues. Sales increased to $1,142,040 for the three-month period ended July 31, 2000, which is approximately 299% of the $382,495 for the three-month period ended July 31, 1999. The increase was mainly as a result of the contribution to revenue from the Company's business-to-business software sales, network services, and enhanced hardware sales resulting from the business-to-business software sales.

         Cost of Sales. The cost of sales increased by approximately 229% from $398,937 in the three month period ended July 31, 1999, to $914,814 for the three-month period ended July 31, 2000. The increase in cost of sales is attributable to a similar percentage increase in sales and also reflects higher labor and marketing expenses associated with the increase in work force necessary to sell and support the co-location facility recently completed, Internet connection services and software.

         Gross Profit. Gross profit increased from a gross loss of approximately $16,422 for the three-month period ended July 31, 1999, to a gross profit of $277,226 for the three-month period ended July 31, 2000.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately 255% from $375,401 for the three-month period ended July 31, 1999, to $955,483 for the three-month period ended July 31, 2000. The increase was primarily due to business expansion into the Internet, software, broadband and business-to-business sectors, increased staffing costs and salaries for technical personnel in support of the server co-location facility, costs of fees paid for capital raising and investor relations, and legal and accounting fees related to registration of the Company's common stock.

         Interest Expenses. Interest expense of $44,424 for the three-month period ended July 31, 2000, and of $10,738 for the three-month period ended July 31, 1999, was accrued primarily on notes payable to Community First National Bank (primarily extended for working capital purposes). A nominal amount of interest was paid in the quarter ended July 31, 2000, to debenture holders.

         Net Earnings. Net losses increased from $229,045 for the three-month period ended July 31, 1999, to $771,594 for the three-month period ended July 31, 2000. The increase in losses resulted primarily from a significant increase in selling, general, and administrative expenses and higher operating costs associated with the Company's new lines of business.

NINE-MONTH PERIOD ENDED JULY 31, 2000, COMPARED TO NINE-MONTH PERIOD ENDED JULY 31, 1999.

                                                Nine-month Period Ended
                                                -----------------------
                                              7/31/2000         7/31/1999
                                              ---------         ---------
Statement of Operations Data
       Net sales                             $ 3,207,019       $ 1,804,064
       Gross profit                          $   517,084       $   270,247
       Operating Income (loss)               $(2,266,955)      $  (897,975)
       Net earnings (loss) after tax         $(2,322,540)      $  (749,040)
       Net earnings (loss) per share         $      (.08)      $      (.03)

                                                Nine-month Period Ended
                                                -----------------------
                                              7/31/2000         7/31/1999
                                              ---------         ---------
Balance Sheet Data
       Total assets                          $ 3,715,708       $   818,169
       Total liabilities                     $ 3,597,604       $ 1,241,036
       Retained earnings (deficit)           $(3,963,703)      $(1,401,810)

         Revenues. Sales increased to $3,207,019 for the nine-month period ended July 31, 2000, which is approximately 178% of the $1,804,064 for the nine-month period ended July 31, 1999. The increase was mainly as a result of the contribution to revenue from the Company's business-to-business software sales, network services, and enhanced hardware sales resulting from the business-to-business software sales.

         Cost of Sales. The cost of sales increased by approximately 175% from $1,533,817 in the nine-month period ended July 31, 1999, to $2,689,935 for the nine-month period ended July 31, 2000. The increase in cost of sales is attributable to a similar percentage increase in sales and also reflects higher labor and marketing expenses associated with the increase in work force necessary to sell and support the co-location facility recently completed, Internet connection services and software.

         Gross Profit. Gross profit increased from approximately $270,247 for the nine-month period ended July 31, 1999, to $517,084 for the nine-month period ended July 31, 2000. Although the increase was insignificant, it failed to match the significant increase in revenues because of the higher costs associated with the introduction of the new lines of business.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately 238% from $1,168,222 for the nine-month period ended July 31, 1999, to $2,784,039 for the nine-month period ended July 31, 2000. The increase was primarily due to business expansion into the Internet, software, broadband and business-to-business sectors, increased staffing costs and salaries for technical personnel in support of the new server co-location facility, costs of fees paid for capital raising and investor relations, and legal and accounting fees related to registration of the Company's common stock.

         Interest Expense. Interest expense of $73,645 for the nine-month period ended July 31, 2000, and of $35,357 for the nine-month period ended July 31, 1999, was accrued primarily on notes payable to Community First National Bank (primarily extended for working capital purposes).

         Net Earnings. Net losses increased from $749,040 for the nine-month period ended July 31, 1999, to $2,322,540 for the nine-month period ended July 31, 2000. The increase in losses resulted primarily from a significant increase in selling, general, and administrative expenses and higher operating costs associated with the Company's new lines of business.

LIQUIDITY AND CAPITAL RESOURCES.

         During the quarter ended July 31, 2000, the Company had not engaged in capital-raising activities. However, in August, 2000 the Company raised approximately $441,000 through sales of unregistered shares of common stock at prices ranging from $.35 per share to $.55 per share. In September, Globe United Holdings, Inc. converted debentures totalling $350,000 and received 1,163,432 shares of common stock. The company still needs to raise additional capital to remain in business beyond January 31, 2001. If the Company cannot raise financing, downsizing and modification to planned growth initiatives may be necessary. Historically, iBIZ has had problems with liquidity. The Company has been unable to generate sufficient internal cash flow to fund all of its obligations.

         The server co-location facility, which was completed in August, is scheduled to open on September 13, 2000. If the consumer demand that the Company anticipates for the server co-location facility fails to materialize, the Company will need additional funding. There is no assurance that iBIZ will raise the necessary capital to remain in business beyond January 31, 2001. If at any time iBIZ is unable to raise financing through additional sales of common stock or alternate financing sources, it may be required to delay or modify planned growth initiatives.

         Management believes that its recent diversification into broadband connectivity services, third-party software sales, and its server co-location facility should improve its liquidity and cash flow. iBIZ recently expanded its distribution of certain hardware into certain retail stores. Beginning in June and continuing through August, 2000, the Company received orders from Comp USA totaling $400,000 and from another retailer totaling $600,000 for PDA accessories. To fill additional orders in the future, the Company must pay required manufacturing costs to its Taiwanese suppliers prior to shipment. A continuing increase in orders from various PDA retail outlets will require greater capital than is presently available to the Company. As the Company gave a security interest in all of its assets to Sonoma Bank in conjunction with its move to a new facility in July, 1999, it does not have any unencumbered assets necessary to obtain receivables or other debt financing. The Company is presently seeking a receivables financing source but must remove the existing lien on its receivables to obtain this financing. There is no assurance that it will obtain the necessary receivables financing or that it will raise the capital through the sale of additional equity necessary to meet the increase in demand for its PDA accessories.

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

                        PART 11 - OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS

         There have been no material developments in this area.

         ITEM 2. CHANGES IN SECURITIES

                  (c) Recent Sales of Unregistered Securities

         On March 27, 2000, the Company issued One Million Six Hundred Thousand Dollars ($1,600,000.00) of 7% Debentures (the "$1600k 7% Debentures") to Lites Trading, Co. On May 31, 2000, $100,000 of the principal amount of the Debentures was converted into 192,853 shares of common stock. On June 21, 2000, $100,000 of the principal amount of the Debentures was converted into 169,800 shares of common stock. On September 6, 2000, $300,000 of the principal amount of the Debentures was converted into 967,742 shares of common stock. The Debentures are due and payable on March 27, 2005.

         0n August 8, 2000, the Company issued 330,000 shares of common stock at a price of $0.45 per share for a total of One Hundred Forty-Eight Thousand Five Hundred Dollars ($148,500.00). On August 31, 2000, the Company issued 100,000 shares of common stock at a price of $0.45 per share for a total of Forty-Five Thousand Dollars ($45,000.00). On August 31, 2000, the Company issued 650,000 shares of common stock at a price of $0.35 per share for a total of Two Hundred Twenty-Seven Thousand Five Hundred Dollars ($227,500.00). On August 31, 2000, the Company issued 36,363.63 shares of common stock at a price of $0.55 per share for a total of Twenty Thousand Dollars ($20,000.00). The Company relied upon either Section 4(2) or Regulation D, Rule 506 promulgated under the Securities Act of 1933 with respect to these sales of common stock.

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

         ITEM 5. OTHER INFORMATION

         Not applicable.

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                  A. EXHIBITS

         23.04   Consent of Moffitt and Company

         27.04   Financial Data Schedule

                  B. REPORTS ON FORM 8-K

         Not applicable.

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated this 14th day of September, 2000.

                                        iBIZ TECHNOLOGY CORP., a Florida
                                        corporation

                                        By: /s/ Kenneth W. Schilling
                                            ------------------------
                                             Kenneth W. Schilling, President,
                                             Director

                                        By: /s/ Terry S. Ratliff
                                           ------------------------
                                             Terry S. Ratliff, Vice President,
                                             Comptroller, Secretary, Director

                                        By: /s/ Mark H. Perkins
                                           ------------------------
                                             Mark H. Perkins, Vice President of
                                             Operations, Director

                               EXHIBIT INDEX


Exhibit
Number             Description of Exhibit
------             ----------------------

23.04          Consent of Moffitt and Company

27.04          Financial Data Schedule