Form 10KSB40
period 2000-10-31
IBIZ TECHNOLOGY CORP
filed 2001-01-29
CIK 1079893

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
        FORM 10-KSB ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 FOR FISCAL
                          YEAR ENDED OCTOBER 31, 2000.

                                   000-027619
                             Commission File Number
                              IBIZ TECHNOLOGY CORP.
                 (Name of small business issuer in its charter)

           Florida                   86-0933890
           -------                   ----------
 State or other jurisdiction        IRS Employer
       of incorporation          Identification No.

       1919 West Lone Cactus Drive, Phoenix, Arizona 85021, (623) 492-9200
          (Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:  None.


Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001


The issuer (1) HAS filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) HAS been subject to such filing requirements for the past 90 days. /X/ Yes.


A disclosure of delinquent filers in response to Item 405 of Regulation S-B WILL BE contained in definitive proxy statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/ Yes.


Issuer's revenues for its most recent fiscal year:  $4,144,822.


The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of December 29, 2000: $3,837,429.


The number of shares outstanding of each of the issuer's classes of common equity, as of December 29, 2000: 38,017,966 shares of common stock, par value $0.001.


The following document is incorporated by reference: the Company's definitive proxy statement to be filed in accordance with Rule 14a-101, Schedule 14A, under the Securities Exchange Act of 1934 with the Commission not later than February 28, 2001. (Part III).

Transitional Small Business Disclosure Format: /X/ No.

                                     PART I
                        ITEM 1. DESCRIPTION OF BUSINESS.
      IBIZ HISTORY

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

      BUSINESS HISTORY OF INVNSYS

      The Company conducts business solely through its operating subsidiary INVNSYS. For your convenience, this report will refer to the parent company as the Company or iBIZ and the wholly-owned operating company as INVNSYS.

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

      In 1992, INVNSYS began to design and build its own computer systems, focusing on integrated systems for the banking industry. In 1993, INVNSYS terminated its relationship with SHARP and focused on developing its own products. In approximately 1994, INVNSYS began working in conjunction with Epson America ("Epson"), a leading manufacturer of point-of-sale computer products, in the development of products for the banking industry. For example, INVNSYS designed a software program that enabled Epson transactional printers to produce cashier's checks, an industry innovation. In addition, in cooperation with Epson, INVNSYS designed and marketed a stackable computer system for financial institutions. In 1996, INVNSYS produced its first entry into the market for complete computer systems with its Vision 2000 Multimedia Notestation, an Intel Pentium-based computer/printer combination. In October 1998, INVNSYS began to market a line of business transaction computers, the iT series.

      In January 2000, the Company began offering network integration services. In March 2000, the Company began offering digital subscriber line (DSL) services.

      On September 18, 2000, the Company announced the opening of its new data center/Web-hosting server co-location facility, located in Phoenix. The data center allows clients to run their Web-based activities over the Internet without having to maintain internal IT and other systems-related staffing and equipment. Through this facility, iBIZ provides Web-hosting services, including hardware connections, scalable bandwidth, and back-up servers to ensure clients of continuous data traffic and Internet-based operations with uninterrupted connectivity. iBIZ also provides high levels of physical and systems security and around-the-clock maintenance, monitoring and technical support. The facility has an extensive raised floor, with secured cabinet space for up to 390 clients, 11 full-size, individually secured data suites, and a mezzanine level with rack space for 1200 leased computer servers. Additionally, the facility has space available for custom built enclosures. The iBIZ-designed infrastructure includes 3 primary environmental control systems and uninterruptible power systems with battery and generator back-up functions. The facility is connected by 3 diverse optical fiber routes and by 4 major access providers, delivering Internet traffic directly to the Internet backbone.

      iBIZ's principal offices are located at 1919 West Lone Cactus, Phoenix, Arizona 85021. iBIZ maintains a website at www.ibizcorp.com. The information on the website is not part of this report.

      Statements regarding the various hardware products offered by the Company, joint ventures, marketing agreements and web-hosting services are forward-looking and you should not rely on them or assume that the products discussed will ever be shipped in quantities sufficient to generate material revenue or that marketing agreements and web-hosting services will generate any revenue. Many products discussed in this report may ultimately not be sold or may only be sold in limited quantities. Marketing agreements and web-hosting services may not result in anticipated revenue for the Company. Technology used in computer products is subject to rapid obsolescence, changing consumer preferences, software advancements, and competitors' products time to market. These factors, among others, may result in unforeseen changes in the types of products ultimately sold and services offered by the Company. See Risk Factors, below.

      PRODUCTS

      INVNSYS engages in the business of designing, manufacturing and distributing small-footprint desktop computers, transaction printers, general purpose financial application keyboards, numeric keypads, cathode ray tube ("CRT") and thin-film transistor liquid-crystal-display ("TFT-LCD") monitors and related products. INVNSYS also markets a line of original equipment manufacturer ("OEM") notebook computers and distributes color printers. In addition to hardware, in December 1999, INVNSYS began reselling third-party hardware, software, and related supplies. INVNSYS provides DSL services to commercial consumers through an agreement with Northpoint Communications, Inc. and began offering co-location services on September 14, 2000.

      INVNSYS' continued success is partially dependent upon the introduction of new products and the enhancement of existing products. INVNSYS is actively engaged in the design and development of additional computers and peripherals to augment its present product line. Currently, INVNSYS designs many of its products in-house. INVNSYS employs a seven-person product design and development staff that is managed directly by Kenneth Schilling. During fiscal years 2000 and 1999, INVNSYS spent $7,942 and $5,014, respectively, on expenses directly allocated for research and development.

      Because of the rapid pace of technological advances in the personal computer industry, INVNSYS must be prepared to design, develop, manufacture and market new and more powerful hardware products in a relatively short time span. While INVNSYS believes that it has been successful to date in accomplishing that goal, there can be no assurance that it will continue to do so in the future.

- Personal Computers. We offer small footprint personal computers, including the Sahara and the Safari.

- Keyboards. We market a range of keyboards and numeric keypads targeted at financial institutions. We market our "KeySync" line of keyboards and lapboards, specifically designed for use with hand-held personal organizers such as 3COM's Palm Pilot.

- Displays and Monitors. We sell a line of space-saving, zero-emission Harsper TFT-LCD flat panel displays. We believe our TFT-LCD panels take up less than one-tenth of the space needed for an equivalent cathode ray tube monitor and are some of the thinnest available on the market. We also offer a line of traditional monitors.

- Notebook Computers. We market a complete line of competitively priced, build-to-order notebook computers, including the Apache and the Phoenix.

- Printers and Peripherals. We are an authorized distributor of Epson printers and peripherals and currently offer two transactional printers.

- Third-Party Hardware, Software, and Related Supplies. In an effort to provide our customers a wider range of products, we recently began reselling third-party hardware, software, and related supplies.

      SERVICES

      INVNSYS completed a co-location facility in August, 2000 and opened it for service on September 14, 2000. "Co-location" is providing network connections, such as Internet leased lines, to several servers housed together in a server room. Typically, we provide a server, usually a Web server, located at our dedicated facility designed with resources which include a secured cage or cabinet, regulated power, dedicated internet connection, security and support.

      Our co-location facility offers our customers a secure place to physically house their hardware and equipment. The potential for fire, theft, or vandalism is much greater locating such equipment in their offices or warehouse. Our facility also offers high security - including cameras, fire detection and extinguishing devices - multiple connection feeds, filtered power, backup power generators and other items to ensure high-availability, which is mandatory for all Web-based, virtual businesses.

      Our customers prefer co-location because the server-owners wants their machine to be on a high-speed Internet connection and/or they do not want the security risks of having the server on their own network.

      There can be no assurance that INVNSYS will develop the economies of scale or obtain the customer base necessary to achieve long-term profitability in its co-location facility.

      Responding to market demand for complete network solutions, INVNSYS began providing network integration services in the last quarter of 1999. Through previous contacts developed by its Chief Technology Officer prior to joining the Company, INVNSYS acquired network integration service accounts with American Express, Motorola, and Intel.

      Expanding its networking capabilities, in November 1999 INVNSYS entered into an agreement with Northpoint Communications. Through this agreement, INVNSYS began offering digital subscriber line ("DSL") services to commercial customers. DSL service is an emerging technology providing high-speed Internet connections over phone carriers' existing copper wiring at connection speeds ranging from 144 KBPS to 1.5 MBPS. Management believes DSL service offers a lower cost alternative to competing products such as T-1 and frame relay services that provide similar connection speeds but require additional infrastructure expenditures.

      Management believes that the addition of the co-location facility, network integration and DSL services will allow INVNSYS to expand its customer base by enabling the Company to offer complete networking solutions. To date, INVNSYS has recognized no significant revenue from these new services. There can be no assurance that INVNSYS will be successful in developing, integrating and profiting from these services.

      MARKETING, SALES AND DISTRIBUTION

      INVNSYS markets and distributes products directly to end users through a direct sales force, regional resellers, value-added providers in the banking and point-of-sale ("POS") market and Internet commerce sites. INVNSYS has a direct sales force of nine employees, directed by Mr. Schilling, who market INVNSYS' products and services.

      In addition to direct sales, INVNSYS also markets its full range of products directly to retail customers through its website at www.ibizcorp.com. To date, iBIZ has recognized only nominal revenues from Internet retail sales. Management believes that direct sales to end users should allow INVNSYS to more efficiently and effectively meet customer needs by providing products which are tailored for the customer's individual requirements at a more economical price.

      In January 2000, INVNSYS was named the exclusive United States distributor of certain current and all new Harsper Co., Ltd. TFT-LCD products and services. The Master Distribution Agreement is effective until September 31, 2001, subject to annual renewal unless terminated by either party prior to the then - effective renewal date. After the initial period, the agreement may be terminated subject to mutual acceptance of the parties and upon 30 days written notice.

      INVNSYS also distributes its products to regional resellers and, to a lesser extent, national distributors and to retail stores such as CompUSA, Inc. and Fry's Electronics.

      INVNSYS has a marketing agreement with Global Telephone Communication, Inc. ("Global"), whereby Global will market INVNSYS' products in the Pacific Rim. Management believes that Global, through a joint venture with Pacific Assets International, will provide access to numerous banks throughout Asia, including Mainland China, Hong Kong, Taiwan, South Korea, Malaysia, Indonesia and Japan. To date, however, INVNSYS has not recognized revenues from its marketing agreement with Global.

      MANUFACTURING

      INVNSYS' products are engineered and manufactured by various entities in Taiwan. Currently, INVNSYS has an agreement with DataComp, a private Taiwanese company, to manufacture INVNSYS' keyboards and keypads. The Harsper TFT-LCD panels are manufactured in South Korea. First International Computer in Taiwan currently manufactures INVNSYS' desktop computers.

      These manufacturers build INVNSYS' products to INVNSYS' specifications with non-proprietary components. Therefore, the vast majority of parts used in INVNSYS' products are available to INVNSYS' competitors. Although INVNSYS has not experienced difficulties in the past relating to engineering and manufacturing, the failure of INVNSYS' manufacturers to produce products of sufficient quantity and quality could adversely affect INVNSYS' ability to sell the products its customers' demand.

      INVNSYS engages in final assembly, functional testing and quality control of its products in its Phoenix, Arizona facility. Management believes INVNSYS' completion of the final stages of manufacturing allows INVNSYS to ensure quality control for its products manufactured overseas.

      INVNSYS has entered into an agreement with Twinhead Corporation, a Taiwanese manufacturer of notebook computers ("Twinhead"), to produce build-to-order notebook computers. The design, engineering and manufacturing of INVNSYS' notebook computers is done entirely by Twinhead. Management believes this relationship allows INVNSYS to offer a broader range of products to its customers without the cost of research and development and manufacturing.

      LICENSES

      Citrix Systems, Inc. On December 30, 1998, INVNSYS entered into a licensing agreement with Citrix Systems, Inc. ("Citrix") for the use of Citrix Independent Computing Architecture ("ICA"), an emerging industry standard for server-based computing (the "ICA Agreement"). Under the ICA Agreement, INVNSYS is granted a non-exclusive, non-transferable right to incorporate ICA into Citrix-approved iBIZ computers. In addition, INVNSYS and Citrix have entered into a Citrix Business Alliance Membership Agreement dated February 22, 1999 (the "CBA Agreement"). For a membership fee, CBA membership entitles INVNSYS to engineering, sales, and marketing support by Citrix, as well as access to beta releases of new Citrix products and discounted current software products. The CBA Agreement terminated on December 31, 2000. The license was for a term of two years and the Company is currently considering whether to renew the license.

      Microsoft, Inc. In June 1999, INVNSYS entered into an agreement with Microsoft, Inc. to become an OEM system builder. Participation in this program allows INVNSYS to install genuine Microsoft operating systems in selected applications with full support from Microsoft. In addition, this agreement entitles INVNSYS to pre-production versions of Microsoft products and enables INVNSYS to provide input into development and design of new products.

      KeyLink Software License. iBIZ has an exclusive, perpetual license to use, distribute and offer for sale with associated hardware the software that facilitates the connection between the KeySync keyboard and 3COM Palm devices.

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

      SERVICE AND SUPPORT

      INVNSYS provides its customers with a comprehensive service and support program. Technical support is provided to customers via a toll-free telephone number as well as through the iBIZ website. The number is available Monday through Friday 8:00 a.m. to 5:00 p.m., Mountain Standard Time. INVNSYS maintains a staff of approximately 20 technical and customer support representatives who respond to telephone inquiries.

      Also available on iBIZ's website are links to files for software patches and drivers used for software updates.

      INVNSYS' products have either a one-year or three-year limited warranty covering parts and service. In addition, INVNSYS offers extended service agreements, which may extend warranty coverage for up to two additional years. Under the Virtual Spare program, INVNSYS provides replacement units by next-day shipment in the event a customer's unit fails. Under this program, customers have, at no additional expense, the option to have their existing hard-drive configuration installed on the replacement unit. The customer's units are then returned to INVNSYS' Phoenix facility for service. Under INVNSYS' On-Site program, customers have the ability to have a Company-owned spare on-site for immediate availability in the event of a failure. Failed units are then returned to INVNSYS' facility for service and returned to replace the spare for future needs. INVNSYS believes its Virtual Spare and On-Site programs eliminate the need for on-site technical support for the replacement units and reduce set-up time at customer facilities.

      COMPETITION

      Personal Computers

      The personal computer industry is highly competitive. INVNSYS competes at the product level with various other personal computer manufacturers and at the distribution level primarily with computer retailers, on-line marketers and the direct sales forces of large personal computer manufacturers.

      At the product level, the personal computer industry is characterized by rapid technological advances in both hardware and software development and by the frequent introduction of new and innovative products. There are approximately 100 manufacturers of personal computers, the majority of which have greater financial, marketing and technological resources than INVNSYS. Competitors at this level include IBM, Compaq, Dell, NEC, and Gateway 2000. Gateway 2000 and NEC, among other competitors, have recently introduced smaller desk top computers than have been manufactured in the past. However, those computers are targeted for the consumer and not for the corporate customer and are more expensive than the computers offered by INVNSYS. INVNSYS' main competitors for its line of thin-client computer systems include specialty manufacturers such as WYSE Technology.

      Competitive factors include product quality and reliability, price to performance characteristics, marketing capability, and corporate reputation. In addition, a segment of the industry competes primarily for customers on the basis of price. Although INVNSYS' products are price competitive, INVNSYS does not attempt to compete solely on the basis of price.

      The intense nature of competition in the computer industry subjects INVNSYS to numerous competitive disadvantages and risks. For example, many major companies will exclude consideration of INVNSYS' products due to limited size of the company. Moreover, INVNSYS' current revenue levels cannot support a high level of national or international marketing and advertising efforts. This, in turn, makes it more difficult for INVNSYS to develop its brand name and create customer awareness. Additionally, INVNSYS' products are manufactured by third parties in Taiwan or South Korea. As such, INVNSYS is subject to numerous risks and uncertainties of reliance on offshore manufacturers, including, taxes or tariffs, non-performance, quality control, and civil unrest. Also, as INVNSYS holds no patents, the vast majority of parts used in its products are available to its competitors.

      Management believes that it can compete effectively by providing computers and peripherals utilizing unique designs and space-saving qualities, such as small footprints. Although Management believes it has been successful to date, there can be no assurance that INVNSYS will be able to compete successfully in the future.

      Services

      INVNSYS recently began offering co-location, network integration and DSL high-speed Internet connection services. Although management believes these services will enable INVNSYS to expand its customer base through the offering of complete network solutions, each service will experience intense competition. For example, network integration services are offered by a wide range of competitors, including large established companies such as IBM and AT&T, as well as small private entities. Many of INVNSYS' competitors in network integration services are more established and have greater resources. INVNSYS has a technology manager with significant network integration experience and industry contacts. However, as these are new lines of business, no assurance can be given that INVNSYS will be able to expand its business of network solutions.

      Similarly, the market for Internet connection services is highly competitive. INVNSYS' agreement with Northpoint Communications enables it to offer DSL high-speed Internet connection services. DSL is an emerging technology that allows for higher speed connections over existing copper phone lines. Currently, large established companies such as Qwest Communications (formerly U.S. West Communications), COX Communications, Covad Communications and Rhythms NetConnections offer DSL services. Co-location and data warehousing competitors include large public companies such as Exodus Communications, GST, Above-Net, and Global Center. Management believes that these companies' greater resources may increase market awareness and acceptance of DSL and co-location services. However, as INVNSYS has only recently entered the market for Internet connection services, there can be no assurance that it can successfully compete in the marketplace.

      INVNSYS' DSL services also compete with numerous local and national conventional dial-up Internet service providers such as America Online and MindSpring. Although capable of providing higher connection speeds than traditional modem dial-up services, the market for DSL services is currently limited by the technological requirement that customers be located within a fixed proximity of a central office which provides the service. In contrast, conventional dial-up Internet services, while providing slower connection speeds, may be accessed by any telephone line. There can be no assurance that the market for DSL services will develop to successfully compete against conventional dial-up Internet service providers or that INVNSYS will successfully market its DSL services. There can be no assurance that the changes in technology will not make co-location services obsolete or that INVNSYS will achieve the necessary market penetration in its geographic region necessary to achieve profitability in its co-location facility.

      Reselling

      As part of its efforts to provide complete networking solutions, in December 1999, INVNSYS began reselling third-party hardware, software, and related supplies to business customers. The market for reselling these products is highly competitive. INVNSYS competes against a wide range of competitors, including the direct sales forces of companies such as CompUSA, and ASAP Software Express, a division of Corporate Express, Inc., and mail order companies such as Insight Enterprises, and Computer Discount Warehouse. Many of INVNSYS' competitors are more established and have greater resources. Management believes that INVNSYS can compete effectively in this market segment in that INVNSYS can provide complete network solutions in conjunction with competitively priced third-party hardware, software and related supplies. To date, management estimates that the reselling of third-party software has generated sales of approximately $100,000 per month. However, there is no assurance that iBIZ's relationship with its third-party suppliers will continue, that such revenue levels will be sustained or that the Company will be able to effectively compete in the third-party reselling market segment.

      CUSTOMERS FOR PRODUCTS

      Throughout its history, INVNSYS' ability to deliver innovative product designs and quality customer service has enabled it to provide products to major financial institutions including Wells Fargo, Bank of America, Security Pacific, Northrim Bank, and First Interstate Banks. Currently, no single customer accounts for more than 10% of INVNSYS' product revenues.

      EMPLOYEES; LABOR RELATIONS

      As of November 20, 2000, INVNSYS had approximately 53 full-time employees. No employee of INVNSYS is represented by a labor union or is subject to a collective bargaining agreement. INVNSYS has never experienced a work-stoppage due to labor difficulties and believes that its employee relations are good.

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

      USE OF TRADEMARKS AND TRADENAMES

      All trademarks and tradenames used in this report are the property of their respective owners.

                                  RISK FACTORS

      INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CONSIDER THE FOLLOWING DISCUSSION OF RISKS AS WELL AS OTHER INFORMATION IN THIS REPORT. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL ALSO MAY IMPAIR OUR BUSINESS OPERATIONS. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS COULD BE HARMED. IN SUCH CASE, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE.

      EXCEPT FOR HISTORICAL INFORMATION, THE INFORMATION CONTAINED IN OUR SEC REPORTS ARE "FORWARD-LOOKING" STATEMENTS ABOUT OUR EXPECTED FUTURE BUSINESS AND PERFORMANCE. OUR ACTUAL OPERATING RESULTS AND FINANCIAL PERFORMANCE MAY PROVE TO BE VERY DIFFERENT FROM WHAT WE MIGHT HAVE PREDICTED AS OF THE DATE OF THIS REPORT.

GENERAL RISKS

      We Have A History Of Losses And Anticipate Future Losses

      For the fiscal year ended October 31, 1999, we sustained a loss before other income (expense) of approximately $1,074,180 and for the fiscal year ended October 31, 2000, we sustained a loss before other income (expense) of $3,570,789. Future losses are anticipated to occur. We continue to have insufficient cash flow to grow operations. We cannot assure you that we will be successful in reaching or maintaining profitable operations.

      We May Require Additional Capital In The Future

      We have spent substantial funds on construction and installation of our new co-location facility and expansion of our sales and marketing efforts. As a result, we have needed to raise capital to maintain our ongoing business.

      Since December 1, 1999, we have raised approximately $5,900,000 through the sale of convertible debentures, convertible notes, common stock and warrants to various individuals. We relied upon either Section 4(2) or Regulation D, Rule 506 promulgated under the Securities Act of 1933 with respect to these sales of common stock. We currently have commitments for an additional $2,900,000, subject to meeting certain representations, warranties, covenants, and conditions.

      We believe that the amounts committed (assuming we meet the representations, warranties, covenants, and conditions to receive those amounts) should be sufficient to finance our business plans through our fiscal year ended October 31, 2001. However, we cannot assure you that unforeseen events will not result in the need for additional capital sooner than we currently anticipate. If at any time we are unable to raise additional financing, we may be forced into insolvency.

      If we are unable to raise additional funds when necessary, we may have to reduce planned expenditures, scale back our product developments, sales or other operations, lay-off employees and enter into financing arrangements on terms that we would not otherwise accept or be forced into insolvency.

      We Have Recently Added New Lines Of Business

      We recently began offering network integration services, digital subscriber line high-speed Internet communications services and a co-location and data warehousing hosting facility. However, we cannot assure you that we will develop and implement successful marketing strategies for these new services. In addition, as DSL services are an emerging technology, we cannot assure you that this technology will gain market acceptance or not become obsolete in the future. Our service lines of business require increasing attention by management and do not provide much synergy or economies of scale with our existing products. Heightened focus of management on our service business may cause a decline in the revenues or margins of our products business.

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

      Our Stock Price Has Been Volatile

      The history relating to the prices of newly public companies indicates that there may be significant volatility in the market price of our common stock. More particularly, since trading began in July 1998, the market price of our common stock has fluctuated between a low of $0.16 per share and a high of $3.19 per share. As a result, holders of our common stock may be subject to wide fluctuations in the value of their investment.

      We Are Dependent On Key Personnel

      Our future success is dependent, in part, upon our four executive officers and other key employees. A loss of one or more of our current officers or key employees could negatively impact our operations. However, we have entered into employment agreements with our executive officers and other key employees. We currently do not carry key-man life insurance policies for our executive officers. We cannot assure you that we will not suffer the loss of key human resources.

      Our Officers And Directors Can Exercise Control Over All Matters Submitted To A Vote Of Shareholders

      As of December 29, 2000, our executive officers and directors beneficially owned an aggregate of approximately 33.82% of our outstanding common stock. These officers, acting together, will probably be able to effectively control matters requiring approval by our shareholders, including election of members to our board of directors. As a practical matter, current management will continue to control iBIZ for the foreseeable future.

      We Have Not And Do Not Anticipate Paying Dividends.

      To date, we have not paid dividends to our shareholders and we do not contemplate paying dividends in the future. We anticipate retaining earnings, if any, to finance and develop our business. As a result, the return on your investment will depend upon any appreciation in the market price in the common stock.

CO-LOCATION/DSL SERVICES RISKS

      We Are Subject To Government Regulation And Changes In Laws That Could Adversely Effect Our Business.

      We provide Internet services, in part, through data transmission over public telephone lines as well as through the private Northpoint network. These transmissions are governed by State and Federal regulatory policies establishing charges and terms for wireline communications. While we are not currently subject to direct regulation by the Federal Communication Commission (the "FCC"), we could become subject to regulation by the FCC or another regulatory agency as a provider of basic telecommunication services. Such a regulation, if enacted, would create substantial barriers to our entry into the Internet telephone market. Moreover, we are subject to a variety of risks that could materially effect our business due to the rapidly changing legal and regulatory landscape governing the Internet access providers. For example, the FCC currently exempts Internet access providers from having to pay permanent access charges that long distance telecommunication providers may charge local telephone companies for the use of the local telephone network. In addition, Internet access providers are currently exempt from having to pay a percentage of their gross revenues as a contribution to the Federal Universal Service Fund. Should the FCC eliminate these exemptions and impose such charges on Internet access providers, this would increase our cost for providing dial-up Internet access service and could have a material adverse effect on our business, financial condition and results of operations.

      We Face Risk Due To Possible Changes In The Way Our Competitors Are Regulated That Would Have An Adverse Effect On Our Business.

      For example, the FCC is considering measures that could stimulate the development of high-speed telecommunication facilities to make it easier for operators of these facilities to obtain access to customers. Such favorable regulatory measures could enhance the viability of our competitors in the Internet access marketplace. In addition, changes in the regulatory environment may provide competing Internet service providers the right of access to the cable systems of local franchise cable operators. The adoption of local access cable systems by Internet service providers could harm our business.

      We Have A Limited Operating History On Which You May Judge Our
Performance.

      While our operating subsidiary, INVNSYS, has been in operation since 1979, iBIZ commenced operations in the Internet access business in September 2000. Consequently, the Company has a limited operating history in the Internet-access business upon which an evaluation of the Company's performance and prospects can be made. The Company's prospects must be considered in light of the illiquidity risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business in an industry characterized by intense competition and high cost utilization.

      Our Network Integration, DSL Services, And Co-location Facility Face Intense Competition.

      The market for network integration services, DSL high-speed Internet communications services and co-location and data warehouse hosting facilities is highly competitive. Our network integration services compete against a wide range of competitors from large established companies such as IBM and AT&T to smaller private entities. Our DSL services compete with companies such as Qwest Communications (formerly U.S. West Communications), COX Communications, Covad Communications and Rhythms NetConnections, as well as numerous local and national traditional Internet service providers. Co-location and warehouse data center competitors include large, public companies such as Exodus Communications, GST, Above.Net and Global Center. Many DSL and co-location service providers have much greater capital and can deploy a significant amount of their employees to assist customers in obtaining their services and respond to issues arising related to their services. Many of our competitors have substantial advertising and marketing budgets giving them the ability to capture market share quickly. While we believe that the quality of our service and the location and completion of our co-location facility before many of our competitors will give us a competitive advantage, we do not know how long we will maintain our lead over the competition. Although many DSL and co-location providers are more established, we believe their greater resources may increase market awareness and acceptance of DSL and co-location services. This, in turn, may make it easier for us to sell DSL and co-location services. We cannot assure you, however, that our new DSL and co-location services will enable us to expand our customer base and generate greater revenues.

      We Face Intense Pricing Pressure.

      Our Internet access business competes or expects to compete directly or indirectly with the following categories of companies: (i) national and regional commercial Internet Service Providers; (ii) established online services that offer Internet access, such as America On-Line and Earthlink; (iii) national long distance telecommunication carriers, such as AT&T, MCI Worldcom and Sprint, which offer electronic messaging services; (iv) regional Bell operating companies, such as Pacific Bell; (v) cable operators, such as Cox Communications; and (vi) nonprofit or educational Internet service providers and other service providers currently in the market or who may enter the market in the future.

      We Depend On Our Telecommunication Carriers And Other Suppliers.

      We are dependent on telecommunication carriers for access to high speed Internet communications. We currently operate pursuant to agreements with UUNet (MCI Worldcom), ELI (Electric Lightways), Cox, and Genuity. In the event of termination or nonrenewal of all of these agreements, there can be no assurance that we will be able to provide continued access to high-speed Internet connections at a reasonable price. In such case, our operations may have to be curtailed.

      We Must Rely On Our Strategic Partners To Keep Pace With Rapid Technological Change And Evolving Industry Standards.

      The markets for telecommunication services are characterized by rapidly changing technology, evolving industry standards, emerging competition and frequent new services, software and other product introductions. Because we are primarily a marketer and reseller of Internet services and technological products, we must rely on our strategic partners to keep pace with technological change. There can be no assurance that our strategic partners can successfully identify new service opportunities or products and develop and bring new products and services, if any, to market in a timely and cost effective manner. We also cannot assure that software, services, products or technologies developed by others will not render the services, technologies or products of our strategic partners less competitive or obsolete. In addition, there can be no assurance that any product or service developments will achieve or sustain market acceptance or be able to effectively address the compatibility and operability issues raised by technological changes or new industry standards.

      We Face The Risk Of System Failure.

      Our co-location and internet services segments' success is largely dependent upon our ability to deliver high quality, high speed uninterrupted access to the Internet. System failures could have an adverse effect on our operations and business. As we attempt to expand our network and daily traffic grows, there will be increased stress on network hardware and traffic management systems. Our operations are also dependent on our ability to successfully expand our network and to integrate new and emerging technologies and equipment into the network, which is likely to increase the risk of system failure and cause unforeseen strains on the network. Significant or prolonged systems failures, or difficulties for subscribers in accessing and maintaining connection with the Internet could damage our reputation and result in the loss of subscribers. With respect to DSL, we have little technical control over the Northpoint network and there can be no assurance that our customers will not experience failures relating to that network.

      We Face Security Risks.

      Despite the implementation of network security measures, such as limiting physical and network access to its routers, our Internet infrastructure is potentially vulnerable to computer viruses, break-ins and similar disruptive problems caused by customers or other Internet users. Computer viruses, break-ins or other problems caused by third parties could lead to interruption, delays or cessation of service to customers. Furthermore, such inappropriate use of the Internet by third-parties could also potentially jeopardize the security of confidential information stored in the computer systems of our customers and other parties connected to the Internet, which may deter potential customers from using our services.

HARDWARE PRODUCT RISKS

      Highly Competitive Market For Products

      The market for our products is intensely competitive. We expect to experience significant and increasing levels of competition. We compete principally in the following areas:

      -     Product Quality and Reliability

      -     Product Performance

      -     Level of Customer Service

      -     Ability to Meet Customer Requirements

      -     Brand Awareness

      -     Price

      In many of our markets, traditional computer hardware manufacturing companies provide the most significant competition. Our competitors include a substantial number of large public companies, including IBM, Compaq Computer Corporation, Dell Computer Corporation, Toshiba, Gateway 2000 and NEC, and, in the thin-client computer terminal market, with WYSE Technology, a private company we believe may have as much as 45% of the total thin-client terminal market. As a reseller, we compete against well established companies such as CompUSA, Computer Discount Warehouse and Insight Enterprises.

      Most of our competitors are much larger, benefit from greater name recognition and have significantly greater resources than we do. This subjects us to numerous competitive disadvantages. For example, our current revenue levels limit our ability to market and advertise on a local, national or international level with respect to our products. This in turn makes it more difficult for us to increase brand awareness. We could be forced to reduce prices and suffer reduced margins or market share due to increased competition from manufacturers or distributors of products similar to or competitive with our products.

      We Need To Expand Our Product Range

      To effectively compete, we need to continue to expand our business and generate greater revenues so that we have the resources to timely develop new products. We must continue to market our products and services through our direct sales force and expand our e-commerce distribution channels. We cannot assure you that we will be able to grow sufficiently to provide the range and quality of products and services required to compete.

      We Must Keep Pace With Rapid Technological Change To Remain Competitive.

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

      Recent Consolidations May Limit Our Markets

      One of our primary markets is the banking and financial institution industry. Recently, many banking and financial institutions have begun to consolidate. Although the number of potential customers decreases during consolidation, many banking and financial institutions upgrade their computer networks. We cannot assure you that the demand for our products by banking and financial institutions will not decrease as a result of the consolidation.

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

      We Are Dependent On Our Manufacturers And Suppliers

      Our business depends upon obtaining adequate quantities of products from our manufacturers and suppliers. Consequently, our results of operations are dependent, in part, upon our manufacturers' and suppliers' ability to produce reasonably priced products in adequate amounts to meet our demands.

      Currently, our computers and peripherals are engineered and manufactured by various entities in Taiwan and South Korea. Although we have not experienced significant problems with our manufacturers and suppliers in the past, we may experience such problems in the future. We are also subject to risks of fluctuations in our component prices. If prices charged by our vendors increase, our cost of goods sold and net income would be adversely affected.

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

      We Must Continue To Be Authorized To Incorporate Manufacturer Authorized Products

      We are dependent on our continued authorization to provide manufacturer authorized products, including certain software products. Currently, the Company is authorized by industry-leading software developers, such as Microsoft to incorporate their software in our products. However, the Company has allowed the authorization from Citrix Systems to lapse and has not yet decided whether to maintain its relationship with Citrix Systems. Without such authorization, we would be unable to provide the same range of products currently offered. We cannot assure you that manufacturers will continue to authorize use of their software in our computers and peripherals.

      We Have Few Proprietary Rights

      We attempt to protect our limited proprietary property through copyright, trademark, trade secret, nondisclosure and confidentiality measures. Such protections, however, may not preclude competitors from developing similar technologies.

      Currently, we hold no patents and most of the technology used in the design and manufacture of our computers and peripherals is known and available to others. Although we are exploring patent protection for one of our keyboard products, we believe that our competitive position is based on the ability to successfully market innovative computers and peripherals rather than on patented technologies.

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

                        ITEM 2. DESCRIPTION OF PROPERTY.

      On July 1, 1999, iBIZ began leasing an approximately 15,000 square foot custom-built office building located at 1919 West Lone Cactus, Phoenix, Arizona. The facility is used for administration, design, engineering and assembly of products. iBIZ's lease ("Lease") is for a term of 26.5 years, with monthly rental payments of $12,800, subject to annual increases, plus taxes and operating costs.

      The facility is leased from Lone Cactus Capital Group, L.L.C., a limited liability company in which Kenneth Schilling is a member. Mr. Schilling and his wife, Diane, personally guarantee the Lease. The Lease is also secured by all of the assets of the Company. Management believes this new facility provides adequate space to accommodate iBIZ's current plan of growth and expansion.

      The Company does not have a policy regarding investments in real estate, mortgages, or in companies investing in real estate or mortgages. The Company is not presently contemplating an investment in real estate.

                           ITEM 3. LEGAL PROCEEDINGS.

      INVNSYS was the defendant in a civil matter filed by Epson America, Inc. ("Epson"), in the Superior Court of the State of Arizona (Case No. CV2000-008155), filed 28 April 2000. The complaint alleged that over the past three (3) years, INVNSYS became indebted to Epson in the amount of $151,665.96. Since February 2, 1999, no payment had been made to Epson, leaving an unpaid balance of $102,636.05 plus interest. Epson sought to recover $102,636.05 plus interest accruing at a rate of ten percent (10%) from February 2, 1999, attorneys fees, incurred costs and expenses, together with accruing costs. iBIZ sought to recover additional commissions that it believed Epson owed it and intended to file a counterclaim in the amount of $480,100.

As of January 29, 2001, the Company and Epson have agreed to settle the suit, with the Company paying a single lump sum of $2,500 to Epson. For accounting purposes, $102,619 had been accrued as a liability in iBIZ's financial records.

      iBIZ has been assessed approximately $62,000 in penalties and interest by the IRS in connection with payroll taxes due through the first quarter of 1999. The Company has paid the taxes, interest, and some portion of the penalty, but has requested an abatement of the remaining penalty imposed. The Company is awaiting a final disposition by the IRS.

     See, Form 8-K dated January 19, 2001 for information regarding the Company's pending investigation by staff of the SEC.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No such matters.

                                     PART II
      ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                            MARKET FOR COMMON EQUITY

      The Company's common stock is currently traded on the OTC Bulletin Board. The common stock was initially listed under the symbol "EVCV" on June 3, 1998, and trading began on July 16, 1998. On October 26, 1998, the Company changed its trading symbol to "IBIZ." The following charts indicate the high and low sales price for the Company's common stock for each fiscal quarter between November 1, 1998, and October 31, 2000, as quoted on the OTC:BB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                         1999 - 2000 Common Stock Prices

                               Symbols EVCV / IBIZ

                                              Price
                    Quarter Ended        High       LOW
                   --------------------------------------
                      January 99        2.563      1.156
                        April 99        1.875      0.750
                         July 99        2.266      0.625
                      October 99        1.500      0.844
                      January 00        2.063      0.969
                        April 00        3.188      0.938
                         July 00        1.281      0.625
                      October 00        1.219      0.375


      As of December 29, 2000, management believes there to be 163 holders of record of iBIZ's common stock. To date, iBIZ has not paid any dividends on its common stock. iBIZ does not currently intend to pay dividends in the future. iBIZ is prohibited from declaring or paying dividends while certain debentures or warrants are outstanding.

                   RECENT SALES OF UNREGISTERED SECURITIES

      The shares described below represent certain equity securities of iBIZ sold by iBIZ during the period covered by this report that were not registered under the Securities Act, all of which were issued by iBIZ pursuant to exemptions under the Securities Act. Underwriters were involved in none of these transactions. In each case, the securities were sold to accredited investors, as determined by an investor questionnaire executed in conjunction with the respective subscription agreements.

      Other than the issuances described below, between August 1, 2000, and October 31, 2000, the Company issued 6,719,597 shares of Common Stock to 21 different parties at sales prices ranging from $0.30 to $0.75 cents per share for a total amount of approximately $2,276,248. The Company also issued warrants to purchase approximately 805,000 shares of Common stock at exercise prices ranging from $0.50 to $5.00. iBIZ relied on either Regulation D, Rule 506 or
Section 4(2) under the Securities Act with respect to these sales.

      The Company entered into a certain stock purchase agreement with various individuals and institutions in which they agreed to purchase an aggregate of $5 million of 8% Convertible Notes (the "Notes"). The Conversion Price for all of the Notes is the lesser of (i) 80% of the average of the three lowest closing bid prices of the Common Stock on the Principal Market for the twenty-two (22) trading days prior to the Closing Date, or (ii) 80% of the average of the five lowest closing bid prices of the Common Stock on the Principal Market for the sixty (60) trading days prior to the Conversion Date, as defined in the Note. The maximum share of the Company that any Subscriber may own after conversion at any given time is 4.99%, unless the Subscriber gives 75 days prior notice. As of October 27, 2000, the initial $1 million was subscribed (the "Initial Offering"). The initial $1 million of Notes matures on October 30, 2002, interest only payments are due quarterly commencing January 1, 2001, and the principal is due in one lump sum on October 30, 2002. The Company also issued warrants to purchase 1,050,000 shares of Common Stock at an exercise price as calculated below in connection with the financing. The warrants will give the holder the right to purchase common stock for 105% of the average of the three lowest closing bid prices of the Common Stock for the ten (10) trading days preceding the date of the Initial Offering. The Company exercised its "Put Right" for an additional investment of $1,100,000 in December 2000, issuing an additional $1.1 million of Notes, which mature on December 20, 2002. Interest-only payments are due quarterly commencing April 1, 2001, and the principal is due in one lump sum on December 20, 2002. The Company also issued warrants to purchase 800,000 shares of Common Stock at an exercise price as calculated above.

                ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

      Through its operating subsidiary, INVNSYS, iBIZ designs, manufactures, and distributes small footprint desktop computers, transaction printers, general purpose financial application keyboards, numeric keypads, CRT's, TFT-LCD monitors and related products. INVNSYS also markets a line of OEM notebook computers and distributes a line of transactional and color printers. iBIZ recently began offering network integration services, digital subscriber line high-speed Internet connection services, a co-location server facility and business-to-business software sales. To provide a greater range of products, iBIZ recently began reselling third-party hardware, software and related supplies.

                         Selected Financial Information.



                                                 YEAR ENDED
                                                 ----------
                                        10/31/99             10/31/00
-------------------------------------------------------------------------
Statement of Operations Data      $                    $
      Net sales                       2,082,515            4,144,822
      Gross profit                      399,610              841,100
      Operating income (loss)        (1,074,180)          (3,570,789)
      Net earnings (loss) after tax  (1,053,563)          (5,455,678)
      Net earnings (loss) per share       (0.04)               (0.18)

Balance Sheet Data
      Total assets                    1,043,030            4,016,882
      Total liabilities               1,476,557            3,135,576
      Stockholders' equity (deficit)   (433,527)             881,306

                                                 YEAR ENDED
                                                 ----------
                                        10/31/98             10/31/99
-------------------------------------------------------------------------
Statement of Operations Data      $                    $
      Net sales                       3,402,681              2,082,515
      Gross profit                    1,182,885                399,610
      Operating income (loss)           112,882             (1,074,180)
      Net earnings (loss) after tax      51,182             (1,053,563)
      Net earnings (loss) per share        5.12                (0.04)


Balance Sheet Data
      Total assets                    1,508,944            1,043,030
      Total liabilities               1,991,007            1,476,557
      Stockholders' equity (deficit)   (482,063)            (433,527)

                             RESULTS OF OPERATIONS.

      Fiscal year ended October 31, 2000 compared to fiscal year ended October 31, 1999.

      Revenues. Sales increased by approximately 99% to $4,144,822 in the fiscal year ended October 2000 from $2,082,515 in the fiscal year ended October 1999. The increase was mainly a result of marketing a new line of products and distributing third-party software.

      Cost of Sales. The cost of sales of $3,303,722 in the fiscal year ended October 2000 rose from $1,682,905 in the fiscal year ended October 1999, or approximately a 96% increase. This rise reflects a coinciding increase in the sale of products resulting in the purchase of more hardware from INVNSYS' overseas suppliers.

      Gross Profit. Gross profit increased by approximately 110% to $841,100 in the fiscal year ended October 2000 from $399,610 in the fiscal year ended October 1999. The significant increase resulted primarily from the increase in revenues coupled with the cost of sales that did not increase in direct proportion to the increase in revenues.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately 199% to $4,411,889 in the fiscal year ended October 2000 from $1,473,790 for the fiscal year ended October 1999. The increase was primarily due to costs of developing new lines of business (principally DSL and co-location services) and fees paid in connection with financing activities.

      Interest Expense. Interest expense of $58,085 for the fiscal year ended October 1999 and of $101,563 for the fiscal year ended October 2000 was accrued on notes payable to Community First National Bank primarily extended for working capital purposes and on convertible debentures issued to various investors as described herein.

      Interest Expense -- Convertible Debenture - Beneficial Conversion Feature. The Company has issued convertible debt securities with a non-detachable conversion feature that was "in-the-money" at the date of issue. The Company accounts for such securities in accordance with Emerging Issues Task Force Topic D-60. The Company has recorded the fair value of the beneficial conversion feature as interest expense and an increase to Paid-in Capital in Excess of Par Value of Stock. Interest expense of $1,860,454 for the fiscal year ended October 2000 was incurred under the Company's convertible debenture-beneficial conversion feature.

      Net Loss. Net loss increased to $5,455,678 for the fiscal year ended October 2000 from a net loss of $1,053,563 for the fiscal year ended October 1999. The loss resulted from the significant increase in the selling, general and administrative expenses and the imposition of interest expenses for the Company's convertible debenture-beneficial conversion feature.

      Fiscal year ended October 31, 1999 compared to fiscal year ended October 31, 1998.

      Revenues. Sales decreased by approximately 39% from $3,402,681 in the fiscal year ended October 1998 to $2,082,515 in the fiscal year ended October 1999. The decrease was mainly as a result of the focus by management on raising financing for iBIZ and a transition to a new line of products. INVNSYS experiences short product life cycles and the declining revenues reflect declining sales volumes for existing products which were not replaced by any significant sales of new products, and which management estimates did not exceed $10,000.

      Cost of Sales. The cost of sales of $2,219,796 in the fiscal year ended October 1998 declined to $1,682,905 in the fiscal year ended October 1999, or an approximate 24% decrease. This decline reflects a coinciding decrease in the sale of products resulting in the purchase of less hardware from INVNSYS' overseas suppliers.

      Gross Profit. Gross profit decreased by approximately 66% from $1,182,885 in the fiscal year ended October 1998 to $399,610 in the fiscal year ended October 1999. The significant decrease resulted primarily from the decrease in revenues coupled with the cost of sales that did not decrease in direct proportion to the decrease in revenues. Gross profits also decreased as a result of selling more products to retailers at lower prices and a decline in maintenance service income, both of which reflected greater competitiveness in the product sector.

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

      Interest Expense. Interest expense of $58,085 for the fiscal year ended October 1999 and of $75,282 for the fiscal year ended October 1998 was accrued on notes payable to Community First National Bank primarily extended for working capital purposes. The decline in interest expense resulted from repayment of most of the principal of the notes in June, 1999.

      Net Earnings. Net earnings decreased from $51,182 for the fiscal year ended October 1998 to a loss of $1,053,563 for the fiscal year ended October 1999. The loss resulted from an increase in the selling, general and administrative expenses, a cost of sales decrease that was not in proportion to the significant decrease in revenues, and a substantial decrease in revenues for the fiscal year ended October 1999.

                        LIQUIDITY AND CAPITAL RESOURCES

      The Company has spent substantial funds on construction and installation of its co-location facility and expansion of its sales and marketing efforts. As a result, the Company has needed capital to maintain the business as a going concern.

      Since December 1, 1999, the Company has raised approximately $5,900,000 through the sale of convertible debentures, convertible notes, common stock and warrants to various individuals. The Company relied upon either Section 4(2) or Regulation D, Rule 506 promulgated under the Securities Act of 1933 with respect to these sales of common stock. The Company currently has commitments for an additional $2,900,000, subject to meeting certain representations, warranties, covenants, and conditions.

      In September, Globe United Holdings, Inc. ("Globe"), converted debentures totaling $350,000 and received 1,163,432 shares of common stock and Lites Trading, Inc. ("Lites"), converted debentures totaling $672,672 and received 2,172,247 shares of common stock, including stock paid for interest due. As of December 29, 2000, Lites had an aggregate of $750,000 in principal amount of debentures outstanding due and payable on March 27, 2005.

      From October to December 2000, the Company raised $2.1 million dollars by issuing 8% convertible debentures. The debentures are due and payable on October 30, 2002, and December 18, 2002, unless converted into common stock of the Company prior to that time. Management anticipates exercising its rights to obtain an additional $900,000 before April 2001, but there is no assurance that it will meet the conditions necessary to do so. In December 2000, two parties converted their 8% convertible debentures totalling $27,000 and received 144,742 shares of common stock, including stock paid for interest due.

      Future minimum lease payments on the Company's facility (excluding taxes and expenses) are as follows:

                    October 31, 2001     $161,280
                    October 31, 2002      169,344
                    October 31, 2003      177,816
                    October 31, 2004      186,708
November 1, 2004 - December 31, 2024    6,482,145
--------------------------------------------------
                               TOTAL   $7,177,263
--------------------------------------------------

      Rent expense for the years ended October 31, 2000 and 1999 was $160,311 and $86,959, respectively. The Company charged $764,595 and $15,492 to operations for advertising costs for the years ended October 31, 2000 and 1999, respectively.

      The note payable to Community First National Bank demands monthly payments of principal and interest of $545 with interest at 7% until March 7, 2004.

      The Company believes that the amounts committed (assuming the Company meets the representations, warranties, covenants, and conditions to receive those amounts) should be sufficient to finance the Company's business plans through the Company's fiscal year ended October 31, 2001. Management believes that its co-location facility needs to begin generating more than nominal revenue in order to finance the demand for its products.

                          ITEM 7. FINANCIAL STATEMENTS.












                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                            OCTOBER 31, 2000 AND 1999

                                TABLE OF CONTENTS



                                                                       PAGE NO.
                                                                       --------

INDEPENDENT AUDITORS' REPORT.......................................        1

FINANCIAL STATEMENTS

       Consolidated Balance Sheets.................................        2

       Consolidated Statements of Operations.......................        3

       Consolidated Statements of Stockholders' Equity.............      4 - 7

       Consolidated Statements of Cash Flows.......................      8 - 9

       Notes to Consolidated Financial Statements..................     10 - 26

                          INDEPENDENT AUDITORS' REPORT




To The Board of Directors and Stockholders
IBIZ Technology Corp. and Subsidiary
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of IBIZ Technology Corp. and Subsidiary as of October 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IBIZ Technology Corp. and Subsidiary as of October 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




MOFFITT & COMPANY, P.C.
SCOTTSDALE, ARIZONA


December 30, 2000

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                            OCTOBER 31, 2000 AND 1999




                                     ASSETS


                                                                            2000                          1999
                                                                         ----------                    ----------

CURRENT ASSETS
       Cash and cash equivalents                                         $  631,375                    $   25,343
       Accounts receivable                                                  432,113                       212,300
       Inventories                                                          439,582                       268,087
       Prepaid expenses                                                     104,874                        38,984
                                                                         ----------                    ----------



              TOTAL CURRENT ASSETS                                        1,607,944                       544,714
                                                                         ----------                    ----------






PROPERTY AND EQUIPMENT, NET OF
   ACCUMULATED DEPRECIATION                                               1,948,715                       124,747
                                                                         ----------                    ----------






OTHER ASSETS
       Notes receivable, officers                                           391,332                       356,810
       Customer list, net of accumulated amortization                         7,932                             0
       Deposits                                                              60,959                        16,759
                                                                         ----------                    ----------

              TOTAL OTHER ASSETS                                            460,223                       373,569
                                                                         ----------                    ----------





              TOTAL ASSETS                                               $4,016,882                    $1,043,030
                                                                         ==========                    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                              2000                            1999
                                                                          -----------                     -----------
CURRENT LIABILITIES
       Accounts payable                                                   $   973,894                     $   762,965
       Accrued liabilities
        Payroll                                                                96,283                          31,295
        Other                                                                 101,736                         106,904
       Customer deposits                                                            0                         115,408
       Sales and payroll taxes payable                                         89,023                          98,774
       Corporation income taxes payable                                        19,028                          19,078
       Deferred income                                                         85,798                          54,962
       Convertible debentures payable                                               0                         200,000
       Notes payable, current portion                                           5,335                          67,497
                                                                          -----------                     -----------

              TOTAL CURRENT LIABILITIES                                     1,371,097                       1,456,883
                                                                          -----------                     -----------

LONG - TERM LIABILITIES
       Convertible debentures payable                                       1,750,000                               0
       Notes payable                                                           14,479                          19,674
                                                                          -----------                     -----------

              TOTAL LONG - TERM LIABILITIES                                 1,764,479                          19,674
                                                                          -----------                     -----------

STOCKHOLDERS' EQUITY
       Common stock
          Authorized - 100,000,000 shares, par
            value $.001 per shares
          Issued and outstanding
             October 31, 1999 - 26,370,418 shares                                   0                          26,370
             October 31, 2000 - 37,812,425 shares                              37,813                               0
       Paid in capital in excess of par value of stock                      7,940,384                       1,106,266
       Advance on stock subscription                                                0                          75,000
       Retained earnings                                                   (7,096,891)                     (1,641,163)
                                                                          -----------                     -----------

              TOTAL STOCKHOLDERS' EQUITY                                      881,306                        (433,527)
                                                                          -----------                     -----------

              TOTAL LIABILITIES AND
                 STOCKHOLDERS' EQUITY                                     $ 4,016,882                     $ 1,043,030
                                                                          ===========                     ===========


            See Accompanying Notes and Independent Auditors' Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED OCTOBER 31, 2000 AND 1999




                                                                                   2000                              1999
                                                                               ------------                     ------------

SALES                                                                          $  4,144,822                     $  2,082,515

COST OF SALES                                                                     3,303,722                        1,682,905
                                                                               ------------                     ------------

       GROSS PROFIT                                                                 841,100                          399,610

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                                                       4,411,889                        1,473,790
                                                                               ------------                     ------------

(LOSS) BEFORE OTHER INCOME (EXPENSE)                                             (3,570,789)                      (1,074,180)
                                                                               ------------                     ------------

OTHER INCOME (EXPENSE)
       Cancellation of debt                                                          39,950                          154,933
       Other income                                                                       0                           32,339
       Interest income                                                               37,178                           28,260
       Interest expense                                                            (101,563)                         (58,085)
       Interest expense - convertible debentures-beneficial
        conversion feature                                                       (1,860,454)                               0
                                                                               ------------                     ------------

        TOTAL OTHER INCOME (EXPENSE)                                             (1,884,889)                         157,447
                                                                               ------------                     ------------

(LOSS) BEFORE INCOME TAXES                                                       (5,455,678)                        (916,733)

INCOME TAXES                                                                             50                          136,830
                                                                               ------------                     ------------

NET (LOSS)                                                                     $ (5,455,728)                    $ (1,053,563)
                                                                               ============                     ============



NET (LOSS) PER COMMON SHARE

       Basic and Diluted                                                       $      ( .18)                    $       (.04)
                                                                               ============                     ============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                                                            30,425,004                       25,116,013
                                                                               ============                     ============

            See Accompanying Notes and Independent Auditors' Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS
                             OF STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED OCTOBER 31, 2000 AND 1999

                                                              COMMON STOCK
                                                              ------------
                                                        SHARES            AMOUNT
                                                        ------            ------
BALANCE, NOVEMBER 1, 1998                              8,000,000        $    8,000

ISSUANCE OF COMMON STOCK FOR ACQUISITION
   OF INVNSYS TECHNOLOGY CORPORATION AND
   TRANSFER OF NET ASSETS AT BOOK VALUE
   PER REVERSE ACQUISITION                            16,000,000            16,000

ISSUANCE OF COMMON STOCK FOR CASH
   AT .35(CENT)PER SHARE                                 640,318               640
   AT .50(CENT)PER SHARE                               1,730,100             1,730

FEES AND COSTS FOR ISSUANCE OF STOCK                           0                 0

ADVANCES ON STOCK SUBSCRIPTION                                 0                 0

NET (LOSS) FOR THE YEAR ENDED OCTOBER 31, 1999                 0                 0
                                                      ----------        ----------

BALANCE, OCTOBER 31, 1999                             26,370,418            26,370

NOVEMBER, 1999 - CONVERSION OF DEBENTURES
   FOR COMMON STOCK                                      300,962               301

NOVEMBER, 1999 - ISSUANCE OF COMMON STOCK
   FOR CASH                                              100,000               100

JANUARY, 2000 - ISSUANCE OF COMMON STOCK
   FOR CASH                                              250,000               250

NOVEMBER, 1999 TO JANUARY, 2000 - FEES AND
   COSTS FOR ISSUANCE OF STOCK                                 0                 0

FEBRUARY, 2000 - ISSUANCE OF COMMON STOCK
   FOR ADVANCES ON STOCK SUBSCRIPTIONS                   100,000               100

FEBRUARY, 2000 - CONVERSION OF DEBENTURES
   FOR COMMON STOCK                                      300,000               300

MARCH, 2000 - CONVERSION OF DEBENTURES FOR
   COMMON STOCK                                        1,292,482             1,293

APRIL, 2000 - CONVERSION OF DEBENTURES FOR
   COMMON STOCK                                           88,938                89

APRIL, 2000 - ISSUANCE OF COMMON STOCK FOR
   CASH FROM WARRANTS                                    420,000               420

APRIL, 2000 - ISSUANCE OF COMMON STOCK FOR
   CASH FROM STOCK OPTIONS                                70,000                70

APRIL, 2000 - ISSUANCE OF COMMON STOCK FOR
   ACCOUNT PAYABLE                                       100,000               100

            See Accompanying Notes and Independent Auditors' Report.

   PAID IN
 CAPITAL IN
  EXCESS OF           ADVANCES
  PAR VALUE           ON STOCK            RETAINED
  OF STOCK          SUBSCRIPTIONS         EARNINGS
  --------          -------------         --------
$   145,282         $   154,111         $   (74,266)

          0                   0            (513,334)

    223,471                   0                   0
    863,320            (154,111)                  0

   (125,807)                  0                   0

          0              75,000                   0

          0                   0          (1,053,563)
-----------         -----------         -----------

  1,106,266              75,000          (1,641,163)

    200,734                   0                   0

     49,900                   0                   0

    274,750                   0                   0

   (188,000)                  0                   0

     74,900             (75,000)                  0

    199,700                   0                   0

  1,039,585                   0                   0

     59,944                   0                   0

    314,580                   0                   0

     52,430                   0                   0

     49,900                   0                   0

            See Accompanying Notes and Independent Auditors' Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS
                       OF STOCKHOLDERS' EQUITY(CONTINUED)
                  FOR THE YEARS ENDED OCTOBER 31, 2000 AND 1999

                                                               COMMON STOCK
                                                               ------------
                                                          SHARES           AMOUNT
                                                          ------           ------
APRIL, 2000 - ISSUANCE OF COMMON STOCK FOR
   SERVICES                                               250,000        $      250

APRIL, 2000 - ISSUANCE OF COMMON STOCK FOR
   PAYROLL BONUSES                                         50,000                50

APRIL, 2000 - ISSUANCE OF COMMON STOCK FOR
   FEES AND COSTS FOR ISSUANCE OF COMMON STOCK            407,375               407

FEBRUARY, 2000 TO APRIL, 2000 - FEES AND COSTS
   FOR ISSUANCE OF STOCK                                        0                 0

JUNE, 2000 - ISSUANCE OF COMMON STOCK FOR
   SERVICES                                               150,000               150

JUNE, 2000 - ISSUANCE OF COMMON STOCK FOR
   SERVICES                                               362,653               363

JULY, 2000 - ISSUANCE OF COMMON STOCK FOR
   SERVICES                                               480,000               480

SEPTEMBER 2000 - ISSUANCE OF COMMON STOCK
   FOR CASH FOR EMPLOYEE STOCK OPTIONS                     20,000                20

SEPTEMBER 2000 - CONVERSION OF DEBENTURES
   FOR COMMON STOCK                                     3,335,679             3,336

SEPTEMBER, 2000 - ISSUANCE OF COMMON STOCK
   FOR CASH FOR WARRANTS                                  100,000               100

SEPTEMBER 2000 - ISSUANCE OF COMMON STOCK
   FOR CASH                                             3,040,918             3,041

OCTOBER, 2000 - ISSUANCE OF COMMON STOCK
   FOR CASH                                               223,000               223

MAY, 2000 TO OCTOBER, 2000 - FEES AND COSTS FOR
   ISSUANCE OF COMMON STOCK                                     0                 0

INTEREST EXPENSE - CONVERTIBLE DEBENTURES-
   BENEFICIAL CONVERSION FEATURE                                0                 0

NET (LOSS) FOR THE YEAR ENDED OCTOBER 31, 2000                  0                 0
                                                       ----------        ----------

BALANCE, OCTOBER 31, 2000                              37,812,425        $   37,813
                                                       ==========        ==========

            See Accompanying Notes and Independent Auditors' Report.

  PAID IN
 CAPITAL IN
 EXCESS OF             ADVANCES
 PAR VALUE             ON STOCK         RETAINED
 OF STOCK           SUBSCRIPTIONS       EARNINGS
$   210,500         $         0        $         0

     50,450                   0                  0

    483,147                   0                  0

   (668,987)                  0                  0

    131,100                   0                  0

    226,295                   0                  0

    383,520                   0                  0

     14,980                   0                  0

  1,029,612                   0                  0

     74,900                   0                  0

  1,049,911                   0                  0

    100,127                   0                  0

   (240,314)                  0                  0

  1,860,454                   0                  0

          0                   0         (5,455,728)
-----------         -----------        -----------

$ 7,940,384         $         0        $(7,096,891)
===========         ===========        ===========

            See Accompanying Notes and Independent Auditors' Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED OCTOBER 31, 2000 AND 1999

                                                                           2000                1999
                                                                           ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss)                                                      $(5,455,728)        $(1,053,563)
       Adjustments to reconcile net (loss) to
         net cash (used) by operating activities
           Depreciation and amortization                                    73,357              42,104
           Loss on disposition of property and equipment                    21,081                   0
           Interest expense - convertible debentures-beneficial
             conversion feature                                          1,860,454                   0
       Changes in operating assets and liabilities
           Accounts receivable                                            (219,813)            (58,764)
           Other receivables                                                     0               1,500
           Inventories                                                    (171,495)             55,310
           Prepaid expenses                                                (65,890)            (11,984)
           Deferred tax assets                                                   0             145,054
           Accounts payable                                                222,706             (26,898)
           Accrued liabilities and taxes                                   128,242             (80,443)
           Customer deposits                                              (115,408)           (279,856)
           Deferred income                                                  30,836             (16,069)
           Changes in deposits                                             (44,200)              3,396
                                                                       -----------         -----------

              NET CASH (USED) BY OPERATING
                ACTIVITIES                                              (3,735,858)         (1,280,213)
                                                                       -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                              (1,918,232)            (90,315)
       Purchase of customer list                                           (11,900)                  0
                                                                       -----------         -----------

              NET CASH (USED) BY INVESTING
                ACTIVITIES                                              (1,930,132)            (90,315)
                                                                       -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Bank overdraft                                                            0             (13,700)
       Net proceeds from issuance of common stock                        2,173,901             806,873
       Advances on stock subscriptions                                           0              75,000
       Proceeds from issuance of convertible debentures payable          4,200,000             200,000
       Repayment of notes payable                                          (67,357)           (306,532)
       Increase in notes receivable, officers                              (34,522)            634,030
                                                                       -----------         -----------

              NET CASH PROVIDED BY FINANCING
                ACTIVITIES                                             $ 6,272,022         $ 1,395,671
                                                                       -----------         -----------

            See Accompanying Notes and Independent Auditors' Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  FOR THE YEARS ENDED OCTOBER 31, 2000 AND 1999


                                                                      2000              1999
                                                                      ----              ----
NET INCREASE IN CASH AND CASH EQUIVALENTS                          $  606,032        $   25,143

CASH AND CASH EQUIVALENTS, AT
   BEGINNING OF YEAR                                                   25,343               200
                                                                   ----------        ----------

CASH AND CASH EQUIVALENTS, AT
   END OF YEAR                                                     $  631,375        $   25,343
                                                                   ==========        ==========




SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION

       Cash paid during year:

          Interest                                                 $   83,801        $   56,766
                                                                   ==========        ==========

          Taxes                                                    $       50        $       50
                                                                   ==========        ==========

NON CASH INVESTING AND FINANCING
   ACTIVITIES

       Issuance of common stock for investment in Invnsys
         Technology Corporation                                    $        0        $   16,000
                                                                   ==========        ==========

       Issuance of common stock for convertible debentures         $2,333,859        $        0
                                                                   ==========        ==========

       Issuance of common stock for fees, services and
         payroll                                                   $1,486,312        $        0
                                                                   ==========        ==========

       Issuance of common stock for advances on stock
         subscriptions                                             $   75,000        $        0
                                                                   ==========        ==========

       Issuance of common stock for accounts payable               $   50,000        $        0
                                                                   ==========        ==========

       Interest expense - convertible debentures-beneficial
          conversion feature                                       $1,860,454        $        0
                                                                   ==========        ==========

            See Accompanying Notes and Independent Auditors' Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2000 AND 1999


NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS

         IBIZ Technology Corp. (hereinafter referred to as the Company) was organized on April 6, 1994, under the laws of the State of Florida. In January, 1999, the Company acquired Invnsys Technology Corporation, an Arizona corporation. Per the acquisition agreement, the Company issued 16,000,000 shares of newly issued restricted common stock for 100% of the issued and outstanding stock of Invnsys Technology Corporation. IBIZ Technology Corp. operates as a holding company for subsidiary acquisitions.

         Invnsys Technology Corporation (hereinafter referred to as Invnsys) is in the business of designing, manufacturing and distributing desktop computers, monitors, transactional printers, financial application keyboards, numeric keypads and related products. Invnsys also provides network integration services, digital subscriber line high speed internet connection services, business-to-business sale of software and a co-location computer data and server facility. Invnsys Technology Corporation also provides repair services and sells maintenance contracts. The corporation operates a service center in Phoenix, Arizona.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of IBIZ Technology Corp. and its wholly owned subsidiary, Invnsys Technology Corporation.

         All material inter-company accounts and transactions have been eliminated.

         CASH AND CASH EQUIVALENTS

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

         INVENTORIES

         Inventories are stated at the lower of cost (determined principally by average cost) or market.

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

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            OCTOBER 31, 2000 AND 1999



NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         PROPERTY AND EQUIPMENT (CONTINUED)

         Invnsys depreciates its property and equipment for financial reporting purposes using the straight-line method based upon the following useful lives of the assets:

                  Tooling                                     3 Years
                  Machinery and equipment                  5-10 Years
                  Office furniture and equipment           5-10 Years
                  Vehicles                                    5 Years
                  Leasehold improvements                      5 Years
                  Computer software                         3-5 Years
                  Co-location equipment                    5-25 Years

         ACCOUNTING FOR CONVERTIBLE DEBT SECURITIES

         The Company has issued convertible debt securities with a non-detachable conversion feature that was "in the money" at the date of issue. The Company accounts for such securities in accordance with Emerging Issues Task Force Topic D-60. The Company has recorded the fair value of the beneficial conversion feature as interest expense and an increase to Paid in Capital in Excess of Par Value of Stock.

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

         REVENUE RECOGNITION

         Invnsys recognizes revenue from product sales when the goods are shipped and title passes to customers.

         SALES OF MAINTENANCE AGREEMENTS

         The revenue received for the maintenance agreements is being recognized on a straight-line basis over the life of the contracts. The unearned portion is recorded as deferred income.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            OCTOBER 31, 2000 AND 1999


NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         INCOME TAXES

         Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

         NET (LOSS) PER SHARE

         The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted (loss) per share. Basic (loss) per share is computed by dividing net (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net (loss) per share are excluded.

         RISKS AND UNCERTAINTIES

         The Company is in the computer and computer technology industry. The Company's products are subject to rapid obsolescence and management must authorize funds for research and development costs in order to stay competitive.

NOTE 2   DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at October 31, 2000 and 1999, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            OCTOBER 31, 2000 AND 1999


NOTE 3   ACCOUNTS RECEIVABLE

         A summary of accounts receivable and allowance for doubtful accounts is as follows:

                                               2000             1999
                                               ----             ----

Accounts receivable                         $ 457,113         $ 214,800

Allowance for doubtful accounts                25,000             2,500
                                            ---------         ---------

       Net accounts receivable              $ 432,113         $ 212,300
                                            =========         =========

Allowance for doubtful accounts

       Balance, beginning of year           $   2,500         $   2,500

       Additions for the year                  97,500                 0

       Write-off of uncollectible accounts
          for the year                        (75,000)                0
                                            ---------         ---------

            Balance, end of year            $  25,000         $   2,500
                                            =========         =========

NOTE 4   INVENTORIES

         The inventories are comprised of the following:

                                        2000            1999
                                        ----            ----
Finished products                     $391,479        $217,236
Demonstration and loaner units           4,070           5,731
Depot units                                  0          20,089
Office                                  44,033          24,712
Parts                                        0             319
                                      --------        --------

                                      $439,582        $268,087
                                      ========        ========

NOTE 5   PROPERTY AND EQUIPMENT

         Property and equipment and accumulated depreciation consists of:

                                         2000              1999
                                         ----              ----
Co-location equipment                 $1,719,479        $        0
Tooling                                   68,100            68,100
Machinery and equipment                   49,404            39,032
Office furniture and equipment           123,308           105,627

            See Accompanying Notes and Independent Auditors' Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            OCTOBER 31, 2000 AND 1999


NOTE 5   PROPERTY AND EQUIPMENT (CONTINUED)

                                            2000              1999
                                         ----------        ----------
Vehicles                                     39,141            39,141
Leasehold improvements                       23,179            17,031
Software                                     96,858                 0
                                         ----------        ----------
                                          2,119,469           268,931

Less accumulated depreciation               170,754           144,184
                                         ----------        ----------

     Total property and equipment        $1,948,715        $  124,747
                                         ==========        ==========

         Depreciation expense for the years ended October, 2000 and 1999 was $69,389 and $42,104, respectively.

NOTE 6   NOTES RECEIVABLE, OFFICERS

                                                                         2000            1999
                                                                         ----            ----
IBIZ Technology Corp.

      Notes to two corporation officers.
      The notes are unsecured, bear interest at
      6% and are due on January 7, 2002.                               $ 12,079        $      0

Invnsys Technology Corporation

      The related note is secured by 2,000,000 shares of common
      stock in the Company, payable on demand and accrues
      interest at 6%. Management believes the notes will not
      be collected within the current operating cycle and
      classified the asset as a long-term asset.                        379,253         356,810
                                                                       --------        --------
           Total notes receivable                                      $391,332        $356,810
                                                                       ========        ========

            See Accompanying Notes and Independent Auditors' Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            OCTOBER 31, 2000 AND 1999


NOTE 7   CUSTOMER LIST

         The customer list and accumulated amortization consists of:

                                        2000            1999
                                        ----            ----
Cost                                 $ 11,900         $      0

Less accumulated amortization          (3,968)               0
                                     --------         --------

Net customer list                    $  7,932         $      0
                                     ========         ========

         The amortization expense for the year ended October 31, 2000 and 1999 was $3,968 and $0, respectively.

NOTE 8   CUSTOMER DEPOSITS

         It is Invnsys' policy to obtain a portion of the sales price when orders are received. These funds are recorded as customer deposits and are applied to the customer invoices when the merchandise is shipped.

NOTE 9   INCOME TAXES

                                                                          2000                1999
                                                                          ----                ----
(Loss) from continuing operations
  before income taxes                                                  $(3,595,274)        $  (916,733)
                                                                       -----------         -----------

The provision for income taxes is estimated as follows:
      Currently payable                                                $        50         $         0
                                                                       -----------         -----------
      Deferred                                                         $         0         $   136,830
                                                                       -----------         -----------

Significant components of the Company's deferred tax assets and liabilities are as follows at October 31:

      Deferred tax assets:
         Net operating loss carryforwards                              $ 1,096,190         $   294,800
         Accrued expenses and miscellaneous                                 23,651              23,414
         Tax credit carryforward                                            38,424              38,424
                                                                       -----------         -----------
                                                                         1,158,265             356,638
             Less valuation allowance                                    1,158,265             356,638
                                                                       -----------         -----------

      Net deferred tax asset                                           $         0         $         0
                                                                       ===========         ===========

            See Accompanying Notes and Independent Auditors' Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            OCTOBER 31, 2000 AND 1999


NOTE 9   INCOME TAXES (CONTINUED)

                                                                      2000              1999
Deferred tax liabilities
   Property and equipment related                                  $        0        $    6,199
                                                                   ==========        ==========

A  reconciliation of the valuation allowance is as follows:

Balance, beginning of year                                         $  356,638        $  291,068
Addition to allowance for the year
   ended October 31, 2000 and 1999                                    801,627            65,570
                                                                   ----------        ----------

Balance, end of year                                               $1,158,265        $  356,638
                                                                   ==========        ==========

NOTE 10  TAX CARRYFORWARDS

         The Company has the following tax carryforwards at October 31, 2000:

                                                     EXPIRATION
             YEAR                 AMOUNT               DATE
             ----                 ------               ----
Net operating loss
        October 31, 1995        $    2,500        October 31, 2010
        October 31, 1997           253,686        October 31, 2012
        October 31, 1998            71,681        October 31, 2013
        October 31, 1999           842,906        October 31, 2019
        October 31, 2000         3,575,081        October 31, 2020
                                ----------
                                $4,745,854
                                ==========
     Capital loss
        October 31, 1997            25,600        October 31, 2002

     Contribution
        October 31, 1997               545        October 31, 2002
        October 31, 1999             2,081        October 31, 2004
        October 31, 2000             3,008        October 31, 2005

     Research tax credits           38,424

NOTE 11         CONVERTIBLE DEBENTURES

                                                  2000            1999
SCHIFF, STELZER, BISHINS, AND NISSENBAUM        $      0        $200,000

         On June 30, 1999, the Company authorized $200,000 of convertible debentures. The debentures bear interest at 8%, are unsecured and are due on June 21, 2000. The debentures were converted into common stock.

            See Accompanying Notes and Independent Auditors' Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            OCTOBER 31, 2000 AND 1999


NOTE 11  CONVERTIBLE DEBENTURES

                                                       2000            1999
LITES TRADING COMPANY - $1,600,000  DEBENTURE        $750,000        $      0

         On March 27, 2000, the Company issued $1,600,000 of 7% convertible debentures under the following terms and conditions:

             1.   Due date - March 27, 2005.

             2. Interest only on May 1 and December 1 of each year commencing May 1, 2000.

             3.   Default interest rate - 18%.

             4. Warrants to purchase 375,000 shares of common stock at $1.45 per share.

             5. Conversion terms - The debenture holder shall have the right to convert all or a portion of the outstanding principal amount of this debenture plus any accrued interest into such number of shares of common stock as shall equal the quotient obtained by dividing the principal amount of this debenture by the applicable conversion price.

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

            See Accompanying Notes and Independent Auditors' Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            OCTOBER 31, 2000 AND 1999



NOTE 11         CONVERTIBLE DEBENTURES (CONTINUED)

                                           2000              1999
                                           ----              ----
$5,000,000 CONVERTIBLE DEBENTURE        $1,000,000        $        0

         On October 31, 2000, the Company issued 8% convertible debentures as follows:

             1.   Due date - October 30, 2002.

             2.   Interest payable quarterly from January 1, 2001.

             3.   Default interest rate - 20%.

             4. On the first $ 1,000,000 of financing, the Company issued warrants to purchase 500,000 shares of stock at $ 0.48 per share. The Company reserved an additional 1,240,000 shares for future borrowing on this debenture line.

             5.   Put note purchase price - $4,000,000.

             6. Fees and costs - 7% - 10% of cash received for debentures and warrants plus legal fees.

             7. The Company must reserve a number of common shares equal to not less then 200% of the amount of common shares necessary to allow the debenture and warrant holder to be able to convert all such outstanding notes and put notes to common stock.

             8. Conversion price for put notes. The initial 50% of the put notes shall be the lesser of (i) 80% of the average of the three lowest closing bid prices for the stock for twenty two days or (ii) 80% of the average of the five lowest closing bid prices for the stock for sixty days. The conversion price of the balance of the put notes shall be 86% of the average of the three lowest closing bid prices for ten days.

             9. The debentures have penalty clauses if the common stock is not issued when required by the debenture holder.

             10.  The debentures are unsecured.

             11. The Company's right to exercise the put commences on the actual effective date of the SEC Registration Statement and expires three years after the effective date.

             12. Right of first refusal - The debenture holders have the right to purchase a proportionate amount of new issued shares in order to maintain their ownership interest percentage.

                                                                                      ----------    ---------

                               Total debentures                                       $1,750,000    $ 200,000
                                                                                      ==========    =========

            See Accompanying Notes and Independent Auditors' Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            OCTOBER 31, 2000 AND 1999


NOTE 12  NOTES PAYABLE

                                                                        2000           1999
                                                                        ----           ----
Note payable to Community First National Bank due in monthly payments of interest of approximately $3,100. Interest is
computed at national prime as stated in the Wall Street Journal plus 3 percent. The principal amount is due July 31, 2000. This note is secured by accounts receivable, general intangibles and all equipment and leasehold improvements. The principal
shareholder has personally guaranteed the loan and the bank is the beneficiary of an insurance policy on the life of the
shareholder. Invnsys canceled this line in the year 2000               $     0        $62,426

Note payable to Community First National Bank due in monthly payments of principal and interest of $545 with interest at 7 percent until March 7, 2004. The note is secured by an
automobile which costs $ 36,000 and has a book value of $ 9,600         19,814         24,745
                                                                       -------        -------

                                                                        19,814         87,171

Less:  current portion                                                   5,335         67,497
                                                                       -------        -------


Net long-term debt                                                     $14,479        $19,674
                                                                       =======        =======

Maturities of long-term debt are as follows:

Year ended October 31

            2000                                                       $     0        $67,497
            2001                                                         5,476          5,336
            2002                                                         5,721          5,721
            2003                                                         6,135          6,135
            2004                                                         2,482          2,482
                                                                       -------        -------

                                                                       $19,814        $87,171
                                                                       =======        =======

NOTE 13  REAL ESTATE LEASE

         On June 1, 1999, Invnsys leased a new facility from a related entity. The lease commenced on July 1, 1999, requires initial annual rentals of $153,600 (with annual increases) plus taxes and operating costs and expires on December 31, 2024. Invnsys has also guaranteed the mortgage on the premises in the amount of $942,381 and given a security interest in all of its assets, excluding inventory in the amount of $439,582.

            See Accompanying Notes and Independent Auditors' Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            OCTOBER 31, 2000 AND 1999


NOTE 13  REAL ESTATE LEASE (CONTINUED)

         Future minimum lease payments excluding taxes and expenses, are as follows:

October 31, 2000                            $  153,600
October 31, 2001                               161,280
October 31, 2002                               169,344
October 31, 2003                               177,816
October 31, 2004                               186,708
November 1, 2004 - December 31, 2024         6,482,145
                                            ----------

Total                                       $7,330,893
                                            ==========

         Rent expense for the years ended October 31, 2000 and 1999 was $160,311 and $86,959, respectively.

NOTE 14  ADVERTISING

         All direct advertising costs are expensed as incurred. The Company charged to operations $764,595 and $15,492 in advertising costs for the years ended October 31, 2000 and 1999, respectively.

NOTE 15  INTEREST

         The Company incurred interest expenses for the years ended October 31, 2000 and 1999 as follows:

                                                2000              1999
For operations                               $  101,563        $   58,085
For convertible debentures-beneficial
    conversion feature                        1,860,454                 0
                                             ----------        ----------

Total                                        $1,962,017        $   58,085
                                             ==========        ==========

NOTE 16  PRODUCT WARRANTY PROVISION

         Invnsys established a provision for product warranty to cover any potential warranty costs on computer equipment that are not covered by the computer manufacturer's warranty.

Warranty summary
                                    2000             1999
                                    ----             ----
Balance, beginning of year        $ 50,000         $ 50,000
Reduction for the year             (30,000)               0
                                  --------         --------

Balance, end of year              $ 20,000         $ 50,000
                                  ========         ========

            See Accompanying Notes and Independent Auditors' Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            OCTOBER 31, 2000 AND 1999


NOTE 17  RESEARCH AND DEVELOPMENT (CONTINUED)

         Invnsys incurred research and development cost for the years ended October 31, 2000 and 1999 of $7,942 and $5,014, respectively.

NOTE 18  OFFICERS' COMPENSATION

         At October 31, 2000, officers' compensation was as follows:

President and Chief Executive officer         $200,000

Vice President/Chief Financial officer          88,000

Executive Vice President                        88,000

Chief Operating Officer                         96,200

NOTE 19  ECONOMIC DEPENDENCY

         Invnsys purchases the majority of its computer equipment from three suppliers and purchased 11% of its computer equipment from one supplier.


NOTE 20  EMPLOYEE STOCK OPTIONS

         On January 31, 1999, the corporation adopted a stock option plan for the purpose of providing an incentive based form of compensation to the officers, directors, key employees and service providers of the Company.

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

         The exercise price is the fair market value of the shares (average of bid and ask price) at the date of the grant of the options.

         Vesting terms of the options range from immediately to five years.

         The Company has elected to continue to account for stock-based compensation under APB Opinion No. 25, under which no compensation expense has been recognized for stock options granted to employees at fair market value.

            See Accompanying Notes and Independent Auditors' Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            OCTOBER 31, 2000 AND 1999


NOTE 20  EMPLOYEE STOCK OPTIONS (CONTINUED)

         A summary of the option activity for the years ended October 31, 2000 and 1999, pursuant to the terms of the plan is as follows:

                                      2000              1999
                                      ----              ----
Balance, beginning of year         2,350,000                  0
Granted                            1,655,000          2,350,000
Exercised                            (90,000)                 0
Canceled                            (530,000)                 0
                                  ----------         ----------

Balance, end of year               3,385,000          2,350,000
                                  ==========         ==========

         2,579,167 shares are exercisable at October 31, 2000.

         Information regarding stock options outstanding as of October 31, 2000 and 1999 is as follows:

Price range                                            $0.53 - $2.00                $0.75
Weighted average exercise price                        $0.92                        $0.75
Weighted average remaining contractual life        8 years, 8 months    9 years, 6 months
Options exercised
     Price range                                               $0.75                    0
     Shares                                                   90,000                    0
     Weighted average exercise price                           $0.75                    0

         The weighted average fair value of options granted in the years ended October 31, 2000 and 1999 were estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions:

         Dividend yield                            0                 0
         Expected volatility                      50%               30%
         Risk free interest rate        5.13% - 6.65%             6.40%
         Expected life                      10 years          10 years

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

            See Accompanying Notes and Independent Auditors' Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            OCTOBER 31, 2000 AND 1999


NOTE 20         EMPLOYEE STOCK OPTIONS (CONTINUED)

                                             2000                  1999
                                             ----                  ----
Net (loss)
      As reported                       $  (5,455,728)        $  (1,053,563)

      Pro forma                         $  (5,814,526)        $  (1,120,811)

(Loss) per share attributable to
   common stock
      As reported                       $        (.18)        $        (.04)

      Pro forma                         $        (.19)        $        (.05)


NOTE 21  COMMON STOCK PURCHASE WARRANTS

         As of October 31, 2000 the Company has issued the following common stock purchase warrants:


                             NUMBER                           EXERCISE
     DATE                   OF SHARES          TERM            PRICE
     ----                   ---------          ----            -----
May 13, 1999                 100,000          3 years        $    1.00
May 7, 1999                   80,000         10 years        $    0.75
May 13, 1999                 100,000         10 years        $    1.00
November  9, 1999            100,000          4 years        $     .94
December 14, 1999             75,000          3 years        $    1.66
December 28, 1999            200,000          4 years        $     .94
January 10, 2000             281,250          5 years        $     .99
March 27, 2000               615,000          5 years        $1.45 - 2.05
May 17, 2000                 125,000          5 years        $1.04 - 5.00
June 16, 2000                150,000           1 year        $1.50 - 2.00
August 30, 2000               34,125          5 years        $    .937
August 30, 2000              250,000          3 years        $     .50
August 30, 2000              250,000          3 years        $     .75
August 30, 2000               36,364          3 years        $    1.00
September 3, 2000            109,000          3 years        $    1.00
September 27, 2000           278,750          3 years        $     .90
October 31, 2000           1,740,000          2 years             105%
                           ---------                          of average
                                                             closing price
                                                               of stock
                           4,524,489
                           =========

         2,210,375 shares are exercisable at October 31, 2000.

            See Accompanying Notes and Independent Auditors' Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            OCTOBER 31, 2000 AND 1999


NOTE 22  COMMON STOCK AVAILABLE FOR ISSUANCE

Total share authorized                             100,000,000
Less shares issued and outstanding                 (37,812,425)
                                                  ------------
                                                    62,187,575
Less
       Reserved for employee stock options          (5,000,000)
       Reserved for purchase warrants               (4,524,489)
       Convertible debentures                       (3,480,000)
                                                  ------------

Common stock available for issuance                 49,183,086
                                                  ============


NOTE 23  FINANCIAL PROJECT MANAGEMENT AGREEMENTS

         In May 2000, the Company entered into a fourteen month agreement with Silverman Heller Associates to promote financial and corporate communication activities.

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

NOTE 24  LITIGATION

         Epson America, Inc. vs, Invnsys Technology Corporation. Civil Cause # CV 2000-008155 - Superior Court of Arizona.

         Epson America, Inc. is suing the corporation for $114,785 to collect past due accounts payable. The corporation is disputing the $114,785 as it believes that Epson has not offset the debt by commissions earned and due by Invnsys Technology Corporation. Invnsys has accrued $102,619 in the accounts payable and has presented a counter claim to Epson. The outcome of this litigation is not known as of the date of this report.

            See Accompanying Notes and Independent Auditors' Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            OCTOBER 31, 2000 AND 1999


NOTE 25  PLAN OF REORGANIZATION AND STOCK EXCHANGE AGREEMENT

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

         The details of the results of operation (unaudited) for each separate company, prior to the date of combination, that are included in the current net income are:

                                             INVNSYS            IBIZ
                                           TECHNOLOGY        TECHNOLOGY
                                           CORPORATION          CORP.
Sales                                      $ 402,127         $       0
Cost of sales                                239,704                 0
                                           ---------         ---------
      Gross profit                           162,423                 0
Selling, general and administrative
   expenses                                  243,094            27,742
                                           ---------         ---------
(Loss) before income taxes (refund           (80,671)          (27,742)
Income taxes (refund)                        (20,150)                0
                                           ---------         ---------
      Net (loss)                           $ (60,521)        $ (27,742)
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
                                                                  =========

NOTE 26  GOING CONCERN

         On January 10, 2000, management issued the Company's financial statements for the year ended October 31, 1999. In those statements, management represented that there was substantial doubt as to the Company's ability to continue as a going concern.

            See Accompanying Notes and Independent Auditors' Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            OCTOBER 31, 2000 AND 1999


NOTE 26  GOING CONCERN (CONTINUED)

         For the year ended October 31, 2000, management accomplished the following items which, in their opinion, removes the going concern situation:

             1.   Acquired a $5,000,000 line of credit

             2. Obtained new customers with a large national and/or regional presence.

             3.   Increased its sales force

             4. Added new product lines such as PDA products and co-location services.

             5. Increased working capital - working capital at October 31, 2000 was $236,847 and a deficit of $912,169 at October 31, 1999.


NOTE 27  CASH IN BANK

         The Company has $995,583 deposited in one banking institution. Only $200,000 of the balance is insured by the Federal Deposit Insurance Corporation.

            See Accompanying Notes and Independent Auditors' Report.

         ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

         Incorporated by reference from the Company's definitive proxy statement to be filed in accordance with Rule 14a-101, Schedule 14A, under the Securities Exchange Act of 1934 with the Commission not later than February 28, 2001. If the definitive proxy is not filed by February 28, 2001, the information called for in this Part III will be filed as an amendment to this Form 10-KSB, not later than February 28, 2001.

                   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

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

    10.09(1)      Form of iBIZ Technology Corp. Common Stock Purchase Warrant

    10.10(1)      Form of iBIZ Technology Corp. Convertible Debenture

    10.11(1) Employment Agreement dated March 5, 1999, as amended, between iBIZ, INVNSYS and Kenneth Schilling

    10.12(1) Employment Agreement dated March 5, 1999, as amended, between iBIZ, INVNSYS and Terry Ratliff

    10.13(1) Employment Agreement dated March 5, 1999, as amended, between iBIZ, INVNSYS and Mark Perkins

    10.14(2) Securities Purchase Agreement dated November 9, 1999, between iBIZ and Globe United Holdings, Inc.

  Exhibit No.     DESCRIPTION
  -----------     -----------
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

    10.20(3)      Warrant dated December 29, 1999

    10.21(3) Registration Rights Agreement dated December 29, 1999, between iBIZ and Globe United Holdings, Inc.

    10.22(3)      Subscription Agreement for Common Stock of iBIZ Technology
                  Corp.

    10.23(4) Master Distribution Agreement dated January 12, 2000, between iBIZ and Harsper Co. Ltd.

    10.24(5)      Letter Agreement dated December 14, 1999, between iBIZ and
                  Josephthal & Co., Inc.

    10.25(5) Financial Project Management Agreement dated January 20, 2000, between iBIZ and Equinet, Inc.

    10.26(6) Securities Purchase Agreement dated March 27, 2000, between iBIZ and Lites Trading, Co.

    10.27(6)      7% Convertible Debenture Due March 27, 2000, between iBIZ and
                  Lites Trading, Co.

    10.28(6)      Warrant dated March 27, 2000

    10.29(6) Registration Rights Agreement dated March 27, 2000, between iBIZ and Lites Trading, Co.

    10.30(6)      Letter Agreement dated March 27, 2000, from Globe United
                  Holdings to iBIZ

    10.31(7) Financial Consulting Services Agreement dated June 16, 2000 with Travis Morgan Securities.

    10.32(7)      Agreement with the Partnership of Sklar and Ruzycki dated July
                  6, 2000.

    10.33(10)     Form of Warrant dated August 30, 2000 (six warrants by and between iBIZ Technology Corp., and various warrant holders)

    10.34(10)     Form of Warrant dated May 17, 2000 (four warrants by and
                  between iBIZ Technology Corp., and various warrant holders)

    10.35(8) Subscription Agreement for Notes Convertible into Common Stock of iBIZ Technology Corp.

    10.36(8)      Form of 8% Convertible Notes Due Oct. 30, 2002

    10.37(8)      Funds Escrow Agreement

    10.38(8)      Form of Warrant dated Oct. 30, 2000.

    21.01(1)      Subsidiaries of Company

    23.05(10)     Consent of Moffitt & Company

    99.01(9)      Press Release dated January 12, 2001

(1) Incorporated by reference from iBIZ's Form 10-SB, File No. 000-27619, filed with the SEC on October 13, 1999

(2) Incorporated by reference from iBIZ's Form 10-SB/A, File No. 000-27619, filed with the SEC on November 30, 1999.

(3) Incorporated by reference from iBIZ's Form SB-2, File No. 333-94409, filed with the SEC on January 11, 2000.

(4) Incorporated by reference from iBIZ's Form 10-KSB, File No. 000-027619, filed with the SEC on January 7, 2000.

(5) Incorporated by reference from iBIZ's Form 10-QSB, File No. 000-027619, filed with the SEC on March 16, 2000.

(6) Incorporated by reference from iBIZ's Form SB-2, File No. 333-34936, filed with the SEC on April 17, 2000.

(7) Incorporated by reference from iBIZ's Form SB-2, File No. 333-42414, filed with the SEC on July 28, 2000.

(8) Incorporated by reference from iBIZ's Form SB-2, File No. 333-50564, filed with the SEC on November 22, 2000.

(9) Incorporated by reference from iBIZ's Form 8-K, File No. 000-027619, filed with the SEC on January 19, 2001.

(10)     Filed herewith.

         No reports on Form 8-K were filed during the last quarter of the period covered by this report. However, an 8-K was filed during the first fiscal quarter of 2001, reporting a press release issued on January 12, 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   iBIZ Technology Corp.,
                                   a Florida Corporation

                                   By:/s/ Kenneth W. Schilling
                                      ----------------------------------------
                                        Kenneth W. Schilling, President,
                                        Director

                                   By:/s/ Terry S. Ratliff
                                      ----------------------------------------
                                        Terry S. Ratliff, Vice President,
                                        Comptroller, Director

                                   By:/s/ Mark H. Perkins
                                      ----------------------------------------
                                        Mark H. Perkins, Vice President of
                                        Operations, Director

                                 EXHIBIT INDEX

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

    10.09(1)      Form of iBIZ Technology Corp. Common Stock Purchase Warrant

    10.10(1)      Form of iBIZ Technology Corp. Convertible Debenture

    10.11(1) Employment Agreement dated March 5, 1999, as amended, between iBIZ, INVNSYS and Kenneth Schilling

    10.12(1) Employment Agreement dated March 5, 1999, as amended, between iBIZ, INVNSYS and Terry Ratliff

    10.13(1) Employment Agreement dated March 5, 1999, as amended, between iBIZ, INVNSYS and Mark Perkins

    10.14(2) Securities Purchase Agreement dated November 9, 1999, between iBIZ and Globe United Holdings, Inc.

  Exhibit No.     DESCRIPTION
  -----------     -----------
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

    10.20(3)      Warrant dated December 29, 1999

    10.21(3) Registration Rights Agreement dated December 29, 1999, between iBIZ and Globe United Holdings, Inc.

    10.22(3)      Subscription Agreement for Common Stock of iBIZ Technology
                  Corp.

    10.23(4) Master Distribution Agreement dated January 12, 2000, between iBIZ and Harsper Co. Ltd.

    10.24(5)      Letter Agreement dated December 14, 1999, between iBIZ and
                  Josephthal & Co., Inc.

    10.25(5) Financial Project Management Agreement dated January 20, 2000, between iBIZ and Equinet, Inc.

    10.26(6) Securities Purchase Agreement dated March 27, 2000, between iBIZ and Lites Trading, Co.

    10.27(6)      7% Convertible Debenture Due March 27, 2000, between iBIZ and
                  Lites Trading, Co.

    10.28(6)      Warrant dated March 27, 2000

    10.29(6) Registration Rights Agreement dated March 27, 2000, between iBIZ and Lites Trading, Co.

    10.30(6)      Letter Agreement dated March 27, 2000, from Globe United
                  Holdings to iBIZ

    10.31(7) Financial Consulting Services Agreement dated June 16, 2000 with Travis Morgan Securities.

    10.32(7)      Agreement with the Partnership of Sklar and Ruzycki dated July
                  6, 2000.

    10.33(10)     Form of Warrant dated August 30, 2000 (six warrants by and between iBIZ Technology Corp., and various warrant holders)

    10.34(10)     Form of Warrant dated May 17, 2000 (four warrants by and
                  between iBIZ Technology Corp., and various warrant holders)

    10.35(8) Subscription Agreement for Notes Convertible into Common Stock of iBIZ Technology Corp.

    10.36(8)      Form of 8% Convertible Notes Due Oct. 30, 2002

    10.37(8)      Funds Escrow Agreement

    10.38(8)      Form of Warrant dated Oct. 30, 2000.

    21.01(1)      Subsidiaries of Company

    23.05(10)     Consent of Moffitt & Company

    99.01(9)      Press Release dated January 12, 2001

(1) Incorporated by reference from iBIZ's Form 10-SB, File No. 000-27619, filed with the SEC on October 13, 1999

(2) Incorporated by reference from iBIZ's Form 10-SB/A, File No. 000-27619, filed with the SEC on November 30, 1999.

(3) Incorporated by reference from iBIZ's Form SB-2, File No. 333-94409, filed with the SEC on January 11, 2000.

(4) Incorporated by reference from iBIZ's Form 10-KSB, File No. 000-027619, filed with the SEC on January 7, 2000.

(5) Incorporated by reference from iBIZ's Form 10-QSB, File No. 000-027619, filed with the SEC on March 16, 2000.

(6) Incorporated by reference from iBIZ's Form SB-2, File No. 333-34936, filed with the SEC on April 17, 2000.

(7) Incorporated by reference from iBIZ's Form SB-2, File No. 333-42414, filed with the SEC on July 28, 2000.

(8) Incorporated by reference from iBIZ's Form SB-2, File No. 333-50564, filed with the SEC on November 22, 2000.

(9) Incorporated by reference from iBIZ's Form 8-K, File No. 000-027619, filed with the SEC on January 19, 2001.

(10)     Filed herewith.