Form 10QSB
period 2001-01-31
IBIZ TECHNOLOGY CORP
filed 2001-03-16
CIK 1079893

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED JANUARY 31, 2001

                           COMMISSION FILE NO. 027619



                              iBIZ TECHNOLOGY CORP.
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Florida                                            86-0933890
---------------------------------                          ---------------------
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)


      1919 West Lone Cactus, Phoenix, Arizona                       85027
--------------------------------------------------------------------------------
     (Address of principal executive offices)                    (Zip Code)


Issuer's telephone number, including area code:                  (623) 492-9200
                                                                ----------------

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [ ]


                 Class                        Outstanding at March 16, 2001
                 -----                        -----------------------------
Common stock, $0.001 par value                         38,017,966

                                TABLE OF CONTENTS


PART I.  -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).................................... 1
         BALANCE SHEETS ..................................................... 2
         STATEMENTS OF OPERATIONS............................................ 4
         STATEMENT OF CASH FLOWS............................................. 6
         NOTES TO FINANCIAL STATEMENTS....................................... 8
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II.  -  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS................................................... 29
ITEM 2.  CHANGES IN SECURITIES............................................... 29
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................... 30
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................. 30
ITEM 5.  OTHER INFORMATION................................................... 30
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................... 30

PART I
ITEM 1.     FINANCIAL INFORMATION


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT




To The Board of Directors and Stockholders iBIZ Technology Corp. and Subsidiary
Phoenix, Arizona

We have reviewed the accompanying consolidated balance sheet of IBIZ Technology Corp. and Subsidiary as of January 31, 2001 and the related consolidated statements of operations and cash flows for the three months ended January 31, 2001 and 2000 and the statement of stockholders' equity for the three months ended January 31, 2001 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of IBIZ Technology Corp. and Subsidiary.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

We have audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of IBIZ Technology Corp. and Subsidiary as of October 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated December 30, 2000 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of October 31, 2000, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ Moffitt & Company, P.C.

MOFFITT & COMPANY, P.C.
SCOTTSDALE, ARIZONA

February 1, 2001 except for footnote number 28 which is dated March 2, 2001.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      JANUARY 31, 2001 AND OCTOBER 31, 2000




                                     ASSETS


                                                        JANUARY 31,  OCTOBER 31,
                                                           2001         2000
                                                        (UNAUDITED)    (AUDITED)
                                                        ----------   -----------
CURRENT ASSETS
       Cash and cash equivalents                        $  577,571    $  631,375
       Accounts receivable                                 386,344       432,113
       Inventories                                         544,481       439,582
       Prepaid expenses                                    172,484       104,874
                                                        ----------    ----------

              TOTAL CURRENT ASSETS                       1,680,880     1,607,944
                                                        ----------    ----------

PROPERTY AND EQUIPMENT, NET OF
   ACCUMULATED DEPRECIATION                              1,978,083     1,948,715
                                                        ----------    ----------

OTHER ASSETS
       Notes receivable, officers                          384,711       391,332
       Customer list, net of accumulated amortization        6,940         7,932
       Deposits                                             67,447        60,959
                                                        ----------    ----------

              TOTAL OTHER ASSETS                           459,098       460,223
                                                        ----------    ----------


              TOTAL ASSETS                              $4,118,061    $4,016,882
                                                        ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                          JANUARY 31,     OCTOBER 31,
                                                             2001            2000
                                                         (UNAUDITED)       (AUDITED)
                                                         -----------       ---------
CURRENT LIABILITIES
       Accounts payable                                  $   643,126    $   973,894
       Accrued liabilities
        Payroll                                              199,780         96,283
        Other                                                149,353        101,736
       Sales and payroll taxes payable                        88,358         89,023
       Corporation income taxes payable                       19,028         19,028
       Deferred income                                        54,169         85,798
       Notes payable, current portion                          5,430          5,335
                                                         -----------    -----------

              TOTAL CURRENT LIABILITIES                    1,159,244      1,371,097
                                                         -----------    -----------

LONG-TERM LIABILITIES
       Convertible debentures payable                      2,815,800      1,750,000
       Notes payable, long-term portion                       13,078         14,479
                                                         -----------    -----------

              TOTAL LONG-TERM LIABILITIES                  2,828,878      1,764,479
                                                         -----------    -----------

STOCKHOLDERS' EQUITY
       Common stock
          Authorized - 100,000,000 shares, par
            value $.001 per shares
          Issued and outstanding
             January 31, 2001 - 38,017,966 shares             38,018              0
             October 31, 2000 - 37,812,425 shares                  0         37,813
       Paid in capital in excess of par value of stock     8,121,323      7,940,384
       Retained earnings (deficit)                        (8,029,402)    (7,096,891)
                                                         -----------    -----------

              TOTAL STOCKHOLDERS' EQUITY                     129,939        881,306
                                                         -----------    -----------

              TOTAL LIABILITIES AND
                 STOCKHOLDERS' EQUITY                    $ 4,118,061    $ 4,016,882
                                                         ===========    ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2001 AND 2000
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED JANUARY 31,
                                                              -------------------------------
                                                                  2001        2000 (RESTATED)
                                                              ------------    ---------------
SALES                                                         $  1,005,328    $    628,853

COST OF SALES                                                      624,267         550,795
                                                              ------------    ------------

       GROSS PROFIT                                                381,061          78,058

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                                      1,208,952        (773,095)
                                                              ------------    ------------

(LOSS) BEFORE OTHER INCOME (EXPENSE)                              (827,891)       (695,037)
                                                              ------------    ------------

OTHER INCOME (EXPENSE)
       Settlement of lawsuit                                       101,369               0
       Cancellation of debt                                        122,000               0
       Other income                                                    326               0
       Interest income                                               9,616           5,398
       Interest expense                                            (35,541)        (20,481)
       Interest expense - convertible debentures-beneficial
        conversion feature                                        (302,390)       (572,935)
                                                              ------------    ------------

        TOTAL OTHER INCOME (EXPENSE)                              (104,620)       (588,018)
                                                              ------------    ------------

NET (LOSS)                                                    $   (932,511)   $ (1,283,055)
                                                              ============    ============

NET (LOSS) PER COMMON SHARE

       Basic and diluted                                      $      (0.02)   $       (.05)
                                                              ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING

       Basic and diluted                                        37,929,185      26,721,059
                                                              ============    ============

       See Accompanying Notes and Independent Accountants' Review Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS
                             OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED JANUARY 31, 2001
                                   (UNAUDITED)



                                                              COMMON STOCK
                                                      --------------------------
                                                       SHARES            AMOUNT
                                                      ----------      ----------
BALANCE, NOVEMBER 1, 2000                             37,812,425      $   37,813

CONVERSION OF DEBENTURES FOR
   COMMON STOCK                                          205,541             205

FEES AND COSTS FOR ISSUANCE OF
   COMMON STOCK AND DEBENTURES                                 0               0

INTEREST EXPENSE - CONVERTIBLE
   DEBENTURES - BENEFICIAL CONVERSION
   FEATURE                                                     0               0

NET (LOSS) FOR THE THREE MONTHS ENDED
   JANUARY 31, 2001                                            0               0
                                                      ----------      ----------

        BALANCE, JANUARY 31, 2001                     38,017,966      $   38,018
                                                      ==========      ==========

                      PAID IN
                    CAPITAL IN
                     EXCESS OF                     RETAINED
                     PAR VALUE                     EARNINGS
                     OF STOCK                      (DEFICIT)
                   -----------                  ------------
                   $ 7,940,384                   $ (7,096,891)

                        34,371                             0

                      (155,822)                            0


                       302,390                             0

                             0                      (932,511)
                   -----------                  ------------
                   $ 8,121,323                  $ (8,029,402)
                   ===========                  ============


       See Accompanying Notes and Independent Accountants' Review Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                                                      THREE MONTHS ENDED JANUARY 31,
                                                                                                 -----------------------------------
                                                                                                     2001            2000 (RESTATED)
                                                                                                 -------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss)                                                                                $  (932,511)           $(1,283,055)
       Adjustments to reconcile net (loss) to
         net cash (used) by operating activities:
           Depreciation and amortization                                                              61,151                 10,774
         Interest expense - convertible debentures-beneficial
             conversion feature                                                                      302,390                572,935
       Changes in operating assets and liabilities:
           Accounts receivable                                                                        45,769               (170,337)
           Inventories                                                                              (104,899)                30,028
           Prepaid expenses                                                                          (67,610)                10,738
           Accounts payable                                                                         (330,768)              (241,024)
           Accrued liabilities and taxes                                                             150,449                 12,523
           Customer deposits                                                                               0                (85,394)
           Deferred income                                                                           (31,629)                31,336
           Changes in deposits                                                                        (6,488)                   347
                                                                                                 -----------            -----------

              NET CASH (USED) BY OPERATING
                 ACTIVITIES                                                                         (914,146)            (1,111,129)
                                                                                                 -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                                                           (89,527)               (70,615)
       Purchase of customer list                                                                           0                (11,900)
                                                                                                 -----------            -----------

              NET CASH (USED) BY INVESTING
                ACTIVITIES                                                                           (89,527)               (82,515)
                                                                                                 -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from issuance of common stock                                                          0                137,000
       Proceeds from issuance of convertible debentures payable                                      944,554              1,600,000
       Repayment of notes payable                                                                     (1,306)               (62,590)
       Changes in notes receivable, officers                                                           6,621                (55,352)
                                                                                                 -----------            -----------

            NET CASH PROVIDED BY FINANCING
                ACTIVITIES                                                                       $   949,869            $ 1,619,058
                                                                                                 -----------            -----------

       See Accompanying Notes and Independent Accountants' Review Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE THREE MONTHS ENDED JANUARY 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                                                      THREE MONTHS ENDED JANUARY 31,
                                                                                                 -----------------------------------
                                                                                                     2001            2000 (RESTATED)
                                                                                                 -------------       ---------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                                                 $ (53,804)             $ 425,414

CASH AND CASH EQUIVALENTS, AT
   BEGINNING OF PERIOD                                                                                631,375                 25,343
                                                                                                    ---------              ---------

CASH AND CASH EQUIVALENTS, AT
   END OF PERIOD                                                                                    $ 577,571              $ 450,757
                                                                                                    =========              =========




SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION

       Cash paid during period:

          Interest                                                                                  $  67,275              $   3,787
                                                                                                    =========              =========

          Taxes                                                                                     $       0              $       0
                                                                                                    =========              =========

NON CASH INVESTING AND FINANCING
   ACTIVITIES

       Issuance of common stock for convertible debentures                                          $  34,576              $ 200,000
                                                                                                    =========              =========

       Interest expense - convertible debentures-beneficial
          conversion feature                                                                        $ 302,390              $ 572,935
                                                                                                    =========              =========




       See Accompanying Notes and Independent Accountants' Review Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2001
                                   (UNAUDITED)


NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          ORGANIZATION AND NATURE OF BUSINESS

          IBIZ Technology Corp. (hereinafter referred to as the Company) was organized on April 6, 1994, under the laws of the State of Florida. The Company operates as a holding company for subsidiary acquisitions.

          Invnsys Technology Corporation (hereinafter referred to as Invnsys) is in the business of designing, manufacturing and distributing desktop computers, monitors, transactional printers, financial application keyboards, numeric keypads and related products. Invnsys also provides network integration services, digital subscriber line high speed internet connection services, business-to-business sale of software and a co-location computer data and server facility. Invnsys also provides repair services and sells maintenance contracts. The corporation operates a service center in Phoenix, Arizona.

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

          PROPERTY AND EQUIPMENT

          Property and equipment are stated at cost. Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income.





       See Accompanying Notes and Independent Accountants' Review Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JANUARY 31, 2001
                                   (UNAUDITED)


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

          ACCOUNTING FOR CONVERTIBLE DEBT SECURITIES

          The Company has issued convertible debt securities with a non-detachable conversion feature that were "in the money" at the date of issue. The Company accounts for such securities in accordance with Emerging Issues Task Force Topic D-60. The Company has recorded the fair value of the beneficial conversion feature as interest expense and an increase to Paid in Capital in Excess of Par Value of Stock.

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

       See Accompanying Notes and Independent Accountants' Review Report.

          over the life of the contracts. The unearned portion is recorded as deferred income.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JANUARY 31, 2001
                                   (UNAUDITED)


NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          INCOME TAXES

          Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No.109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

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

NOTE 2    DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

          The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments as of January 31, 2001 and October 31, 2000, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.





       See Accompanying Notes and Independent Accountants' Review Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JANUARY 31, 2001
                                   (UNAUDITED)


NOTE 3    ACCOUNTS RECEIVABLE

          A summary of accounts receivable and allowance for doubtful accounts is as follows:

                                                       JANUARY 31,   OCTOBER 31,
                                                           2001         2000
                                                       (UNAUDITED)    (AUDITED)
                                                        ---------     ---------
Accounts receivable                                     $ 411,344     $ 457,113

Allowance for doubtful accounts                            25,000        25,000
                                                        ---------     ---------

       Net accounts receivable                          $ 386,344     $ 432,113
                                                        =========     =========


Allowance for doubtful accounts

       Balance, beginning of period                     $  25,000     $   2,500

       Additions for the period                                 0        97,500

       Write-off of uncollectible accounts
          for the period                                        0       (75,000)
                                                        ---------     ---------

            Balance, end of year                        $  25,000     $  25,000
                                                        =========     =========


NOTE 4          INVENTORIES

The inventories are comprised of the following:

                                                       JANUARY 31,   OCTOBER 31,
                                                          2001          2000
                                                      (UNAUDITED)      (AUDITED)
                                                      -----------    -----------
Finished products                                      $496,168         $391,479
Demonstration and loaner units                            4,070            4,070
Office                                                   44,243           44,033
                                                       --------         --------

                                                       $544,481         $439,582
                                                       ========         ========



       See Accompanying Notes and Independent Accountants' Review Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JANUARY 31, 2001
                                   (UNAUDITED)


NOTE 5    PROPERTY AND EQUIPMENT

          Property and equipment and accumulated depreciation consists of:

                                                   JANUARY 31,            OCTOBER 31,
                                                      2001                   2000
                                                   (UNAUDITED)             (AUDITED)
                                                -----------------    ------------------
 Co-location equipment                          $       1,806,194    $        1,719,479
 Tooling                                                   68,100                68,100
 Machinery and equipment                                   49,855                49,404
 Office furniture and equipment                           125,669               123,308
 Vehicles                                                  39,141                39,141
 Leasehold improvements                                    23,179                23,179
 Software                                                  96,858                96,858
                                                -----------------    ------------------
                                                        2,208,996             2,119,469
 Less accumulated depreciation                            230,913               170,754
                                                -----------------    ------------------

      Total property and equipment              $       1,978,083    $        1,948,715
                                                =================    ==================

          Depreciation expense for the three months ended January 31, 2001 and 2000 was $60,159 and $10,179, respectively.

NOTE 6    NOTES RECEIVABLE, OFFICERS

                                                                           JANUARY 31,     OCTOBER 31,
                                                                               2001          2000
                                                                            (UNAUDITED)     (AUDITED)
                                                                           -----------     -----------
IBIZ Technology Corp.

      Notes to two corporation officers
      The notes are unsecured, bear interest at
      6% and are due on January 7, 2002.                                     $      0      $ 12,079


Invnsys Technology Corporation

      The related note is secured by 2,000,000 shares
      of common stock in the Company, payable on
      demand and accrues interest at 6%.  Management
                      believes the notes will not be collected
                      within the current operating cycle and classified
                      the asset as a long-term asset.                         384,711       379,253
                                                                             --------      --------

                           Total notes receivable                            $384,711      $391,332
                                                                             ========      ========

       See Accompanying Notes and Independent Accountants' Review Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JANUARY 31, 2001
                                   (UNAUDITED)


NOTE 7    CUSTOMER LIST

          The customer list and accumulated amortization consists of:

                                                   JANUARY 31,       OCTOBER 31,
                                                      2001              2000
                                                   (UNAUDITED)        (AUDITED)
                                                   -----------       -----------
Cost                                                $ 11,900           $ 11,900

Less accumulated amortization                         (4,960)            (3,968)
                                                    --------           --------

Net customer list                                   $  6,940           $  7,932
                                                    ========           ========

          The amortization expense for the three months ended January 31, 2001 and 2000 was $992 and $595, respectively.

NOTE 8    INCOME TAXES

                                                                                      JANUARY 31,
                                                                     JANUARY 31,          2000
                                                                        2001          (UNAUDITED)
                                                                     (UNAUDITED)        (RESTATED)
                                                                     -----------       -----------
(Loss) from continuing operations
  before income taxes                                                $  (932,511)      $(1,283,055)
                                                                     -----------       -----------

The provision for income taxes is estimated as follows:
      Currently payable                                              $         0       $         0
                                                                     -----------       -----------
      Deferred                                                       $         0       $         0
                                                                     -----------       -----------

Significant components of the Company's deferred tax assets and liabilities are as follows:

      Deferred tax assets:
         Net operating loss carryforwards                            $   596,000       $   451,000

                         Accrued expenses and miscellaneous                8,100             8,100
                         Tax credit carryforward                          38,424            38,424
                                                                     -----------       -----------
                                                                         642,524           497,524
                             Less valuation allowance                    642,524           497,524
                                                                     -----------       -----------

                      Net deferred tax asset                         $         0       $         0
                                                                     ===========       ===========



        See Accompanying Notes and Independent Accountants' Review Report

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JANUARY 31, 2001
                                   (UNAUDITED)


NOTE 8    INCOME TAXES (CONTINUED)

                                                                JANUARY 31,    OCTOBER 31,
                                                                   2001          2000
                                                                (UNAUDITED)    (AUDITED)
                                                                -----------    ---------
Deferred tax liabilities
   Property and equipment related                                $  6,199      $  6,199
                                                                 ========      ========

A  reconciliation of the valuation allowance is as follows:

Balance, beginning of period                                     $497,524      $356,638
Addition to allowance for the three months
   ended January 31, 2001 and 2000                                145,000       140,886
                                                                 --------      --------

Balance, end of period                                           $642,524      $497,524
                                                                 ========      ========

NOTE 9    TAX CARRYFORWARDS

          The Company has the following tax carryforwards at January 31, 2001:

                                                              EXPIRATION
           YEAR                           AMOUNT                 DATE
      ------------------                -----------        ----------------
     Net operating loss
      October 31, 1995                   $    2,500        October 31, 2010
      October 31, 1997                      253,686        October 31, 2012
      October 31, 1998                       71,681        October 31, 2013
      October 31, 1999                      842,906        October 31, 2019
      October 31, 2000                    3,575,081        October 31, 2020
      January 31, 2001                      630,121        October 31, 2021
                                        -----------
                                        $5,375,975
                                        ==========
     Capital loss
      October 31, 1997                       25,600        October 31, 2002
     Contribution
      October 31, 1997                          545        October 31, 2002
      October 31, 1999                        2,081        October 31, 2004
      October 31, 2000                        3,008        October 31, 2005
                                        -----------
     Research tax credits                    38,424

       See Accompanying Notes and Independent Accountants' Review Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JANUARY 31, 2001
                                   (UNAUDITED)


NOTE 10   CONVERTIBLE DEBENTURES

                                                                                     JANUARY 31,               OCTOBER 31,
                                                                                        2001                     2000
                                                                                     (UNAUDITED)               (AUDITED)
                                                                                     -----------               ---------

LITES TRADING COMPANY - $1,600,000  DEBENTURE                                          $ 750,000             $  750,000
---------------------------------------------

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



       See Accompanying Notes and Independent Accountants' Review Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JANUARY 31, 2001
                                   (UNAUDITED)


NOTE 10   CONVERTIBLE DEBENTURES (CONTINUED)

                                                                                                JANUARY 31,             OCTOBER 31,
                                                                                                   2001                    2000
                                                                                                (UNAUDITED)              (AUDITED)
                                                                                                --------------        --------------
 $5,000,000 CONVERTIBLE DEBENTURE                                                               $    2,065,800        $    1,000,000
 --------------------------------
On October 31, 2000, the Company issued the following 8%
convertible debentures:

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

8. Conversion price for put notes. The initial 50% of the put notes shall be the lesser of: (i) 80% of the average of the three lowest closing bid prices for the stock for twenty two days or (ii) 80% of the average of the five lowest closing bid prices for the stock for sixty days. The conver-sion price of the balance of the put notes shall be 86% of the average of the three lowest closing bid prices for ten days.

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

                                                                                                --------------        --------------

    Total debentures                                                                            $    2,815,800        $    1,750,000
                                                                                                ==============        ==============


       See Accompanying Notes and Independent Accountants' Review Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JANUARY 31, 2001
                                   (UNAUDITED)


NOTE 11   NOTE PAYABLE

                                                                 JANUARY 31,   OCTOBER 31,
                                                                    2001          2000
                                                                (UNAUDITED)     (AUDITED)
                                                                -----------     ---------
Note payable to Community First National Bank due in monthly payments of principal and interest of $545 with interest at 7 percent until March 7, 2004. The note is secured by an
automobile which costs $ 36,000 and has a book value of $7,800     $18,508      $19,814

Less:  current portion                                               5,430        5,335
                                                                   -------      -------

Net long-term debt                                                 $13,078      $14,479
                                                                   =======      =======

Maturities of long-term debt are as follows:

    2001                                                           $ 5,430      $ 5,476
    2002                                                             5,822        5,721
    2003                                                             6,243        6,135
    2004                                                             1,013        2,482
                                                                   -------      -------

                                                                   $18,508      $19,814
                                                                   =======      =======

NOTE 12   REAL ESTATE LEASE

          On June 1, 1999, Invnsys leased a new facility from a related entity. The lease commenced on July 1, 1999, requires initial annual rentals of $153,600 (with annual increases) plus taxes and operating costs and expires on December 31, 2024. Invnsys has also guaranteed the mortgage on the premises in the amount of $938,219 and given a security interest in all of its assets, (excluding $544,481 of

       See Accompanying Notes and Independent Accountants' Review Report.

          inventory) in the amount of $3,573,580.

          Future minimum lease payments excluding taxes and expenses, are as follows:

            2001                                          $         122,632
            2002                                                    169,344
            2003                                                    177,816
            2004                                                    186,708
            November 1, 2004 - December 31, 2024                  6,482,145
                                                          -----------------

            Total                                         $        7,138,645
                                                          ==================

          Rent expense for the three months ended January 31, 2001 and 2000 was $38,648 and $38,400 respectively.


       See Accompanying Notes and Independent Accountants' Review Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JANUARY 31, 2001
                                   (UNAUDITED)


NOTE 13   ADVERTISING

          All direct advertising costs are expensed as incurred. For the three months ended January 31, 2001, the Company charged $14,317 in advertising expenses less a $41,909 refund for a net advertising cost of $(27,592). For the three months ended January 31, 2000, advertising costs were $9,110.

NOTE 14   INTEREST

          The Company incurred interest expenses for the three months ended January 31, 2001 and 2000 as follows:

                                                                     JANUARY 31,
                                                    JANUARY 31,         2000
                                                       2001          (UNAUDITED)
                                                    (UNAUDITED)       (RESTATED)
                                                    -----------       ----------
For operations                                       $ 35,541         $ 20,481
For convertible debentures-beneficial
    conversion feature                                302,390          572,935
                                                     --------         --------

Total                                                $337,931         $593,416
                                                     ========         ========

NOTE 15   PRODUCT WARRANTY PROVISION

          Invnsys established a provision for product warranty to cover any potential warranty costs on computer equipment that are not covered by the computer manufacturer's warranty.

          Warranty summary

                                                    JANUARY 31,        JANUARY 31
                                                       2001               2000
                                                    (UNAUDITED)        (UNAUDITED)
                                                    -----------        -----------
Balance, beginning of year                            $20,000            $50,000
Reduction for the year                                      0             14,432
                                                      -------            -------

Balance, end of year                                  $20,000            $35,568
                                                      =======            =======

NOTE 16   RESEARCH AND DEVELOPMENT

          Invnsys incurred research and development cost for the three months ended January 31, 2001 and 2000 of $4,035 and $0, respectively.

NOTE 17   OFFICERS' COMPENSATION

          At January 31, 2001, officers' compensation was as follows:

            President and Chief Executive Officer     $  250,000
            Vice President                               150,000
            Chief Financial Officer                      150,000
            Chief Operating Officer                      150,000



       See Accompanying Notes and Independent Accountants' Review Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JANUARY 31, 2001
                                   (UNAUDITED)


NOTE 18   ECONOMIC DEPENDENCY

          For the three months ended January 31, 2001, Invnsys had $405,706 of sales to one customer.

          Invnsys purchased approximately 20% of its PDA's from one supplier.

NOTE 19   EMPLOYEE STOCK OPTIONS

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

          Vesting terms of the options range from immediately to ten years.

          The Company has elected to continue to account for stock-based compensation under APB Opinion No. 25, under which no compensation expense has been recognized for stock options granted to employees at fair market value.

          A summary of the option activity for the three months ended January 31, 2001 and 2000 pursuant to the terms of the plan is as follows:

                                                  JANUARY 31,         JANUARY 31,
                                                     2001                2000
                                                  (UNAUDITED)         (UNAUDITED)
                                                  -----------         -----------

Balance, beginning of year                        3,385,000            2,350,000
Granted                                                   0              625,000
Exercised                                                 0                    0
Canceled                                           (170,000)                   0
                                                 ----------           ----------

Balance, end of year                              3,215,000            2,975,000
                                                 ==========           ==========

          2,692,500 shares are exercisable at January 31, 2001.

       See Accompanying Notes and Independent Accountants' Review Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JANUARY 31, 2001
                                   (UNAUDITED)


NOTE 19         EMPLOYEE STOCK OPTIONS (CONTINUED)

                Information regarding stock options outstanding as of January 31, 2001 and 2000 is as follows:

                                                                               2001                       2000
                                                                          --------------           -----------------
      Price range                                                          $0.53 - $2.00                     $ 0.75
      Weighted average exercise price                                              $0.92                     $ 0.92
      Weighted average remaining contractual life                      8 years, 5 months          9 years, 3 months
      Options exercised
           Price range                                                                 0                          0
           Shares                                                                      0                          0
           Weighted average exercise price                                             0                          0

The weighted average fair value of options granted were estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions:

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
      Expected life                                                             10 years                    10 years

          For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                     JANUARY 31,
                                              JANUARY 31,              2000
                                                 2001               (UNAUDITED)
                                              (UNAUDITED)           (RESTATED)
                                              -----------           ----------
Net (loss)
    As reported                               $    (932,511)        $  (710,120)

    Pro forma                                 $  (1,003,246)        $  (799,820)

(Loss) per share attributable to
   common stock
    As reported                               $        (.02)        $      (.03)


    Pro forma                                 $        (.03)        $      (.03)



       See Accompanying Notes and Independent Accountants' Review Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JANUARY 31, 2001
                                   (UNAUDITED)


NOTE 20         COMMON STOCK PURCHASE WARRANTS

                As of January 31, 2001 the Company has issued the following common stock purchase warrants:

                           NUMBER                               EXERCISE
         DATE             OF SHARES               TERM            PRICE
 --------------------    ----------            ---------    ---------------
  May 13, 1999             100,000               3 years    $         1.00
  May   7, 1999             80,000              10 years    $         0.75
  May 13, 1999             100,000              10 years    $         1.00
  November  9, 1999        100,000               4 years    $          .94
  December 14, 1999         75,000               3 years    $         1.66
  December 28, 1999        200,000               4 years    $          .94
  January 10, 2000         281,250               5 years    $          .99
  March 27, 2000           615,000               5 years    $  1.45 - 2.05
  May 17, 2000             125,000               5 years    $  1.04 - 5.00
  June 16, 2000            150,000                1 year    $  1.50 - 2.00
  August 30, 2000           34,125               5 years    $         .937
  August 30, 2000          250,000               3 years    $          .50
  August 30, 2000          250,000               3 years    $          .75
  August 30, 2000           36,364               3 years    $         1.00
  September   3, 2000      109,000               3 years    $         1.00
  September 27, 2000       278,750               3 years    $          .90
  October 31, 2000       1,740,000               2 years    $         105%
                                                               of average
                                                               closing price
                                                                of stock
  December 20, 2000        400,000               5 years    $       105%
                                                               of average
                                                               closing price
                                                                of stock
  December 20, 2000        150,000               5 years    $       105%
                         ---------                             of average
                                                               closing price
                                                                of stock
                         4,524,489
                         =========

          3,614,489 shares are exercisable at January 31, 2001.


       See Accompanying Notes and Independent Accountants' Review Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JANUARY 31, 2001
                                   (UNAUDITED)


NOTE 21   COMMON STOCK AVAILABLE FOR ISSUANCE


Total share authorized                                              100,000,000
Less shares issued and outstanding                                  (38,017,966)
                                                                   ------------
                                                                     61,982,034
Less
       Reserved for employee stock options                           (4,910,000)
       Reserved for purchase warrants                                (4,524,489)
       Convertible debentures - estimated                            (2,700,000)
                                                                   ------------

Common stock available for issuance                                  49,847,545
                                                                   ============


NOTE 22   FINANCIAL PROJECT MANAGEMENT AGREEMENTS

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

NOTE 24   CASH IN BANK

          The Company has $708,840 deposited in one banking institution. Only $200,000 of the balance is insured by the Federal Deposit Insurance Corporation.

NOTE 25   SETTLEMENT OF LAWSUIT

          Invnsys settled its lawsuit with Epson America, Inc. for $2,500 which generated $101,369 of income on the settlement.

       See Accompanying Notes and Independent Accountants' Review Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JANUARY 31, 2001
                                   (UNAUDITED)


NOTE 26   CANCELLATION OF DEBT

          The Company negotiated a cancellation of a $122,000 account payable with a supplier. This cancellation resulted in $122,000 of cancellation of debt income.

NOTE 27 RESTATEMENT OF JANUARY 31, 2000 NET (LOSS), PAID IN CAPITAL, RETAINED EARNINGS AND NET (LOSS) PER SHARE

          The January 31, 2000 financial statements did not record the interest expense - convertible debentures - beneficial conversion feature in the amount of $572,935. The statements are restated as follows:

Net (loss)
      As previously reported                                        $  (710,120)
      Adjustment
        Interest expense - convertible debentures - beneficial
          conversion feature                                            572,935
                                                                    -----------

      As restated                                                   $(1,283,055)
                                                                    ===========

Paid-in capital
      As previously reported                                        $ 1,443,650
      Adjustment
        Interest expense - convertible debentures - beneficial
          conversion feature                                            572,935
                                                                    -----------

      As restated                                                   $ 2,016,585
                                                                    ===========

Retained earnings
      As previously reported                                        $(2,351,283)
      Adjustment
        Interest expense - convertible debentures - beneficial
          conversion feature                                            572,935
                                                                    -----------

      As restated                                                   $(2,924,218)
                                                                    ===========

Net (loss) per share
      As previously reported                                        $      (.03)
      Adjustment
        Interest expense - convertible debentures - beneficial
          conversion feature                                               (.02)
                                                                    -----------

      As restated                                                   $      (.05)
                                                                    ===========


       See Accompanying Notes and Independent Accountants' Review Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JANUARY 31, 2001
                                   (UNAUDITED)


NOTE 28   SECURITIES AND EXCHANGE PROCEEDING

          On February 28, 2001, the Securities and Exchange Commission commenced an administrative proceeding against the Company. The Company has negotiated and submitted a settlement offer, which has been formally approved by the Commission. Pursuant to this settlement agreement, an administrative order has been issued which orders the Company to cease and desist from committing or causing any future violations of Section 10(b) of the Securities and Exchange Act of 1934 and Rule 10b-5 thereunder. No other relief against the Company is being sought.

NOTE 29   BUSINESS SEGMENT INFORMATION

          The Company has elected to organize its business based principally upon products and services.

          The Company operates in three reportable business segments: internet sales, product sales and services and other. The internet sales segment has responsibility for providing co-location and DSL income. The product sales segment has responsibility for sales of co-location equipment, software and licenses, computer equipment and PDA's. The service segment provides miscellaneous services to Invnsys' customers and absorbs all general and administrative expenses that are not allocated to internet sales and product sales.

          Summary of business segment for the three months ended January 31,
          2001

                                    INTERNET            PRODUCT        SERVICES
                                     SALES              SALES         AND OTHER       CONSOLIDATED
                                     -----              -----         ---------       ------------

Sales                            $   216,164       $   705,535      $    83,629       $ 1,005,328

Operating profit (loss)             (111,973)          144,062         (964,600)         (932,511)

Identifiable assets                1,806,195                 0          402,801         2,208,996

Depreciation                          47,335                 0           12,824            60,159

Expenditures for long-lived           86,715                 0            2,812            89,527
  assets

NOTE 30   UNAUDITED FINANCIAL INFORMATION

          The accompanying financial information as of January 31, 2001 is unaudited. In managements opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

       See Accompanying Notes and Independent Accountants' Review Report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

      Through its operating subsidiary, INVNSYS, iBIZ designs, manufacturers, and distributes an expanding line of accessories for the fast-growing PDA (personal digital assistants) and handheld computer market which are distributed through large retail chains such as CompUSA and Fry's Electronics as well as numerous e-commerce sites such as Walmart.com, Mobile Planet and others. The Company also provides Web-enabling services which include co-location services, web design and development, and data center technical management services. The Company's infrastructure cabling services include design and installation of corporate voice and data networks, inside/outside plant, computer and phone room build-outs, and wireless and fiber optic telecommunications systems. Additionally, the Company markets LCD monitors, OEM notebook computers, digital subscriber line services, third party software, and general purpose financial application keyboards.

SELECTED FINANCIAL INFORMATION.

                                            Three Month Period Ended
                                            ------------------------
                                         1/31/2001            1/31/2000
                                         ---------            ---------
                                                             (Restated)
Statement of Operations Data
      Net sales                         $1,005,328           $   628,853
      Gross profit                      $  381,061           $    78,058
      Operating income (loss)           $ (827,891)          $  (695,037)
      Net earnings (loss) after tax     $ (932,511)          $(1,283,055)
      Net earnings (loss) per share     $    (0.02)          $     (0.05)

                                         1/31/2001            10/31/2000
                                         ---------            ----------
Balance Sheet Data
      Total assets                      $4,118,061           $ 4,016,882
      Total liabilities                 $3,988,122           $ 3,135,576
      Stockholders' equity (deficit)    $  129,939           $  881,306

RESULTS OF OPERATIONS.

Three month period ended January 31, 2001, compared to three month period ended January 31, 2000.

            Revenues. Sales increased by approximately 60% to $1,005,328 for the three month period ended January 31, 2001 from $628,853 for the three month period ended January 31, 2000. The increase was mainly as a result of growth in PDA products and co-location service sales.

            Cost of Sales. The cost of sales increased by approximately 13% to $624,267 in the three month period ended January 31, 2001 from $550,795 for the three month period ended January 31,

2000. The increase in cost of sales is attributable primarily to additional sales of PDA and co-location service sales and reflects the sale of products which have greater relative margins than past products.

            Gross Profit. Gross profit increased to approximately $381,061 for the three month period ended January 31, 2001 from approximately $78,058 for the three month period ended January 31, 2000. The increase of approximately 388% resulted primarily from the increase in revenues coupled with a lower cost of sales that did not increase in direct proportion to the increase in revenues.

            Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately 56% to $1,208,952 from $773,095 for the three month period ended January 31, 2001. The increase was primarily due to costs associated with expanding the PDA products and co-location facility services, as well as fees paid in connection with financing activities.

            Interest Expense. Interest expense of $35,541 for the three month period ended January 31, 2001 and $20,481 for the three month period ended January 31, 2000 was interest accrued primarily relating to the convertible debentures. The Company has issued convertible debt securities with a non-detachable conversion feature that was "in the money" at the date of issue. The Company accounts for such securities in accordance with Emerging Issues Task Force Topic D-60. The Company has recorded the fair value of the beneficial conversion feature as interest expense and an increase to Paid-in Capital in Excess of Par Value of Stock. Interest expense under the convertible debenture beneficial conversion feature totaled $302,390 for the three month period ended January 31, 2001, a decrease of 47% from the same type of interest expense of $572,935 for the three month period ended January 31, 2000. The decrease resulted from the reduction in new convertible debentures issued as compared to the corresponding period from the prior year.

            Net Losses. Net losses decreased to $932,511 for the three month period ended January 31, 2001 from $1,283,055 for the three month period ended January 31, 2000. The decrease in losses resulted primarily from the decrease in the interest expenses for the Company's convertible debenture-beneficial conversion feature coupled with an increase in the Company's gross profits.

            Liquidity and Capital Resources. Historically, IBIZ has had problems with liquidity. The Company has been unable to generate sufficient internal cash flow to fund all of its obligations. The Company has spent substantial funds on construction and installation of its co-location facility and expansion of its sales and marketing efforts.

            In December, 2000 the Company raised $1.1 million by issuing 8% convertible notes. The notes are due and payable on December 20, 2002, unless converted into common stock of the Company prior to that time. In December 2000, two parties converted their prior existing 8% convertible notes totaling $34,574 and received 205,542 shares of common stock, including stock paid for interest due.

            The Company currently has commitments for an additional $2.9 million to be invested pursuant to the 8% convertible notes, subject to meeting certain representations, warranties, covenants and conditions. The Company believes that amount, if received, should be sufficient to finance the Company's business plans through October, 2001. Management anticipates exercising its rights to obtain $900,000 of that amount before May, 2001, but there is no assurance that it will meet the conditions necessary to do so. Without obtaining a portion of the $2.9 million, the Company may be required to alter or suspend planned growth initiatives.

            Management believes that its recent diversification into broadband connectivity services, third-party software sales, and its server co-location facility should improve its liquidity and cash flow. iBIZ recently expanded its distribution of PDA accessory line and certain hardware into several major retail and e-commerce stores. A continuing increase in orders from various PDA retail outlets may require greater capital than is presently available to the Company. The Company has entered into a purchase order and receivables financing agreement with Millennium Funding (a Canfield Capital Management LLC Company) whereby the Company can borrow up to a "to be determined" amount on a case-by-case basis of the purchase orders it receives and 70% of the receivables it accrues. This agreement was executed to insure available funding for anticipated growth in PDA sales volumes and provides for a 2.5% to 3% monthly financing fee for all amounts drawn against it. At the present time, the Company does not intend to draw upon this financing arrangement, but may be required to do so if its operations cannot be financed through its cash flow and other financing commitments.

            The Company's server co-location facility was opened in September, 2000. The co-location facility and related services currently generate revenue of approximately $72,000 per month. If the consumer demand that the Company anticipates for the server co-location facility fails to continue to increase, the Company may need additional funding. There is no assurance that the sales revenue currently received and high margins experienced, as well as currently anticipated sales growth from both the PDA accessory and the co-location facility will continue. Entry of additional competitors with substantially greater resources than those of the Company could put downward pressure on the anticipated margins.

PART II - OTHER INFORMATION

      ITEM 1.     LEGAL PROCEEDINGS

            INVNSYS was the defendant in a civil matter filed by Epson America, Inc. ("Epson"), in the Superior Court of the State of Arizona (Case No. CV2000-008155), filed 28 April 2000. The complaint alleged that over the past three (3) years, INVNSYS became indebted to Epson in the amount of $151,665.96. Since February 2, 1999, no payment had been made to Epson, leaving an unpaid balance of $102,636.05 plus interest. Epson sought to recover $102,636.05 plus interest accruing at a rate of ten percent (10%) from February 2, 1999, attorneys fees, incurred costs and expenses, together with accruing costs. IBIZ sought to recover additional commissions that it believed Epson owed it and intended to file a counterclaim in the amount of $480,100. As of January 29, 2001, the Company and Epson have agreed to the dismissal of the suit and the settlement of all outstanding issues, with the Company paying a single lump sum of $2,500 to Epson.

            iBIZ has been assessed approximately $62,000 in penalties and interest by the IRS in connection with payroll taxes due through the first quarter of 1999. The Company has paid the taxes, interest, and some portion of the penalty, but has requested an abatement of the remaining penalty imposed. The Company is awaiting a final disposition by the IRS.

            On February 28, 2001, the Securities and Exchange Commission (the "Commission") commenced an administrative proceeding against the Company. The Company entered into a settlement agreement with the Commission. Pursuant to this settlement agreement, an administrative order has been issued which orders the Company to cease and desist from committing or causing any future violations of Section 10(b) of the Securities and Exchange Act of 1934 and Rule 10b-5 thereunder. No other relief against the Company was sought.

            This administrative proceeding was based on the Commission's allegations that the Company, through its President and CEO Ken Schilling, referenced certain reports prepared by Michael A. Furr in its press releases, and posted hyperlinks to Furr's reports on its website. The Commission alleged that the Furr reports contained false revenue and stock price projections. The Commission also alleged that the Company falsely characterized Furr as independent of the Company. The Company neither admitted nor denied the allegations as part of the settlement agreement.

      ITEM 2.     CHANGES IN SECURITIES

            (c)   Recent Sales of Unregistered Securities

            The securities described below represent equity securities of iBIZ sold by iBIZ during the three month period ended January 31, 2001 that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), all of which were issued by the Company pursuant to exemptions under the Securities Act. Underwriters were involved in none of these transactions. In each case, the securities were sold to accredited investors, as determined by an investor questionnaire executed in conjunction with the respective subscription agreements.

            Pursuant to a previously executed stock purchase agreement with various individuals and institutions, in December 2000, the Company exercised its "Put Right" to require such investors to purchase an aggregate of $1.1 million of 8% Convertible Notes (the "Notes"). The Conversion Price for all of the Notes is the lesser of (i) 80% of the average of the three lowest closing bid prices of the Common Stock on the Principal Market for the twenty-two (22) trading days prior to the Closing Date, or (ii) 80% of the average of the five lowest closing bid prices of the Common Stock on the Principal Market for the sixty (60) trading days prior to the Conversion Date, as defined in the Note. The maximum share of the Company that any Subscriber may own after conversion at any given time is 4.99%, unless the Subscriber gives 75 days prior notice. The Notes mature on December 20, 2002, with interest only payments due quarterly commencing April 1, 2001, and the principal is due in one lump sum on December 20, 2002. The Company also issued warrants to purchase 550,000 shares of Common Stock at an exercise price as calculated below. The warrants will give the holder the right to purchase common stock for $0.2275 per share, subject to certain equitable anti-dilution provisions. The warrants are immediately exercisable.

            In December 2000, two parties converted their 8% Convertible Notes totaling $34,574 and received 205,542 shares of common stock, including stock paid for interest due.

            iBIZ relied on either Regulation D, Rule 506 or Section 4(2) under the Securities Act with respect to these transactions.


            ITEM 3.        DEFAULTS UPON SENIOR SECURITIES
                                 Not Applicable

            ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                                 Not Applicable

            ITEM 5.        OTHER INFORMATION
                                 Not Applicable

            ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K
                           A.    Exhibits

                                 10.39 Millennium Funding Receivables Factoring
                                       and PO Funding Proposal

                                 23.06 Consent of Moffitt & Company, P.C.



                           B.    Reports on Form 8-K
                                 A report on Form 8-K was filed with the SEC on January 19, 2001, reporting a press release issued on January 12, 2001.

            Pursuant to the requirements of Section 12 of the Securities Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.

              Dated this 16th day of March, 2001



                                    iBIZ TECHNOLOGY CORP., A FLORIDA
                                    CORPORATION


                                    By:  /s/  KENNETH W. SCHILLING
                                         ---------------------------------------
                                         Kenneth W. Schilling, President,
                                         Director




                                    By:  /s/  TERRY S. RATLIFF
                                         ---------------------------------------
                                         Terry S. Ratliff, Vice President,
                                         Comptroller, Secretary, Director




                                    By:  /s/  MARK H. PERKINS
                                         ---------------------------------------
                                         Mark H. Perkins,
                                         Executive Vice President
                                         Director

                          EXHIBIT INDEX

Exhibit Number
--------------

     10.39              Millennium Funding Receivables Factoring and PO
                          Funding Proposal
     23.06              Consent of Moffitt & Company