Form 10QSB
period 2001-04-30
IBIZ TECHNOLOGY CORP
filed 2001-06-15
CIK 1079893

United States
                       Securities And Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                      For the Quarter Ended April 30, 2001

                           Commission File No. 027619



                              iBIZ Technology Corp.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Florida                                                                                 86-0933890
----------------------------------                                                              ----------------------
 (State or other jurisdiction of                                                                  (I.R.S. Employer
 incorporation or organization)                                                                  Identification No.)


                  1919 West Lone Cactus, Phoenix, Arizona 85027
               (Address of principal executive offices) (Zip Code)


         Issuer's telephone number, including area code: (623) 492-9200

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_  No ___

  Class                                           Outstanding at June 13, 2001
  -----                                           ----------------------------
Common stock, $0.001 par value                             38,017,966

                                Table of Contents


Part i.  -  financial Information.................................................................................2

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).........................................................................2
         BALANCE SHEETS ..........................................................................................2
         STATEMENTS OF OPERATIONS.................................................................................4
         STATEMENT OF CASH FLOWS..................................................................................7
         NOTES TO FINANCIAL STATEMENTS...........................................................................11
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................38

PART II.  -  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDS..........................................................................................42
ITEM 2.  CHANGES IN SECURITIES...................................................................................42
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.........................................................................43
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................................43
ITEM 5.  OTHER INFORMATION.......................................................................................43
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K........................................................................43

PART I
Item 1.  Financial Information


                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       APRIL 30, 2001 AND OCTOBER 31, 2000




                                     ASSETS


                                                                                                   April 30,     October 31,
                                                                                                      2001         2000
                                                                                                   (Unaudited)   (Audited)

CURRENT ASSETS
       Cash and cash equivalents .............................................................   $   374,623    $   631,375
       Accounts receivable ...................................................................       197,242        432,113
       Inventories ...........................................................................       479,937        439,582
       Prepaid expenses ......................................................................       129,973        104,874
                                                                                                 -----------    -----------


              TOTAL CURRENT ASSETS ...........................................................     1,181,775      1,607,944
                                                                                                 -----------    -----------
PROPERTY AND EQUIPMENT, NET OF
   ACCUMULATED DEPRECIATION ..................................................................     1,927,024      1,948,715
                                                                                                 -----------    -----------

OTHER ASSETS
       Notes receivable, officers ............................................................       365,736        391,332
       Customer list, net of accumulated amortization ........................................         5,948          7,932
       Deposits ..............................................................................        60,012         60,959
                                                                                                 -----------    -----------

              TOTAL OTHER ASSETS .............................................................       431,696        460,223
                                                                                                 -----------    -----------

              TOTAL ASSETS ...................................................................   $ 3,540,495    $ 4,016,882
                                                                                                 ===========    ===========

                             See Accompanying Notes

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                                   April 30,     October 31,
                                                                                                     2001            2000
                                                                                                  (Unaudited)     (Audited)

CURRENT LIABILITIES
       Accounts payable ......................................................................   $   614,274    $   973,894
       Customer deposits .....................................................................        77,180              0
       Accrued liabilities
        Payroll ..............................................................................        60,332         96,283
        Other ................................................................................       249,475        101,736
       Sales and payroll taxes payable .......................................................        93,532         89,023
       Corporation income taxes payable ......................................................        19,028         19,028
       Deferred income .......................................................................        41,052         85,798
       Notes payable, current portion ........................................................         5,692          5,335
       Convertible debentures payable ........................................................       500,000              0
                                                                                                 -----------    -----------

              TOTAL CURRENT LIABILITIES ......................................................     1,660,565      1,371,097
                                                                                                 -----------    -----------

LONG - TERM LIABILITIES
       Convertible debentures payable ........................................................     2,815,800      1,750,000
       Notes payable, long-term portion ......................................................        11,528         14,479
                                                                                                 -----------    -----------

              TOTAL LONG - TERM LIABILITIES ..................................................     2,827,328      1,764,479
                                                                                                 -----------    -----------

STOCKHOLDERS' EQUITY
       Common stock
          Authorized - 100,000,000 shares, par
            value $.001 per shares
          Issued and outstanding
            April 30, 2001 - 38,017,966 shares ...............................................        38,018              0
             October 31, 2000 - 37,812,424 shares ............................................             0         37,813
       Paid in capital in excess of par value of stock .......................................     8,504,633      7,940,384
       Retained earnings (deficit) ...........................................................    (9,490,049)    (7,096,891)
                                                                                                 -----------    -----------

              TOTAL STOCKHOLDERS' EQUITY .....................................................      (947,398)       881,306
                                                                                                 -----------    -----------

              TOTAL LIABILITIES AND
                 STOCKHOLDERS' EQUITY ........................................................   $ 3,540,495    $ 4,016,882
                                                                                                 ===========    ===========

                             See Accompanying Notes

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2001 AND 2000
                                   (UNAUDITED)


                                              Three Months Ended              Six Months Ended
                                                   April 30,                     April 30,
                                        ----------------------------    ----------------------------
                                                             2000                          2000
                                            2001          (Restated)        2001        (Restated)
                                        ------------    ------------    ------------    ------------

SALES ...............................   $    604,357    $  1,436,126    $  1,609,685    $  2,064,979
COST OF SALES .......................        472,601       1,224,326       1,096,868       1,775,121
                                        ------------    ------------    ------------    ------------

       GROSS PROFIT .................        131,756         211,800         512,817         289,858

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES ..........     (1,052,992)     (1,028,002)     (2,261,944)     (1,828,556)

SETTLEMENT OF LAWSUIT ...............              0               0         101,369               0

CANCELLATION OF DEBT ................              0               0         122,000               0

OTHER INCOME ........................         20,636               0          20,962               0
                                        ------------    ------------    ------------    ------------
        OPERATING (LOSS) ............       (900,600)       (816,202)     (1,504,796)     (1,538,698)

OTHER INCOME (EXPENSE)
       Interest income ..............          6,763          11,575          16,379          16,973
       Interest expense .............        (57,783)        (36,199)        (93,324)        (29,221)
       Interest expense - convertible
          debentures-beneficial
conversion feature ..................       (509,026)       (669,504)       (811,417)     (1,242,439)
                                        ------------    ------------    ------------    ------------

NET (LOSS) ..........................   $ (1,460,646)   $ (1,501,330)   $ (2,393,158)   $( 2,793,385)
                                        ============    ============    ============    ============

NET (LOSS) PER COMMON SHARE

       Basic and diluted ............   $       (.04)   $       (.05)   $       (.06)   $      (.10)
                                        ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING

       Basic and diluted ............     37,989,702      27,799,927      37,989,702      27,799,927
                                        ============    ============    ============    ============

                             See Accompanying Notes

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
                             CONSOLIDATED STATEMENT
                             OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED APRIL 30, 2001
                                   (UNAUDITED)



                                                Common Stock
                                          Shares         Amount

BALANCE, NOVEMBER 1, 2000 ...........   37,812,424   $   37,813

CONVERSION OF DEBENTURES FOR
   COMMON STOCK .....................      205,542          205

FEES AND COSTS FOR ISSUANCE OF
   COMMON STOCK AND CONVERTIBLE
   DEBENTURES .......................            0            0

INTEREST EXPENSE - CONVERTIBLE
   DEBENTURES - BENEFICIAL CONVERSION
   FEATURE ..........................            0
                                                              0

NET (LOSS) FOR THE SIX MONTHS ENDED
   APRIL 30, 2001 ...................            0            0
                                        ----------   ----------

         BALANCE, APRIL 30, 2001 ....   38,017,966   $   38,018
                                        ==========   ==========

                             See Accompanying Notes

                Paid in
                Capital in
                Excess of               Retained
                Par Value               Earnings
                of Stock                (Deficit)

         $    7,940,384         $    (7,096,891)


                 34,371                       0



               (281,539)                      0



                811,417                       0


                      0              (2,393,158)
              ----------             -----------

         $    8,504,633         $    (9,490,049)
              ==========             ===========

                             See Accompanying Notes

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED APRIL 30, 2001 AND 2000
                                   (UNAUDITED)


                                                                                    2000
                                                                      2001       (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss) .............................................$   (2,393,158)  $ (2,793,385)
       Adjustments to reconcile net (loss) to
         net cash (used) by operating activities:
           Depreciation and amortization ......................       122,507         25,924
           Issuance of common stock for interest, services
             and payroll bonuses ..............................           374        287,913
           Interest expense - convertible debentures-beneficial
             conversion feature ...............................       811,417      1,242,439
       Changes in operating assets and liabilities:
           Accounts receivable ................................       234,871       (423,648)
           Inventories ........................................       (40,355)         3,952
           Prepaid expenses ...................................       (25,099)         9,326
           Deposits ...........................................           947            359
           Accounts payable ...................................      (359,620)      (252,830)
           Accrued liabilities and taxes ......................       116,297         53,826
           Customer deposits ..................................        77,180       (115,408)
           Deferred income ....................................       (44,746)        63,411
                                                                   -----------    -----------

              NET CASH (USED) BY OPERATING
                 ACTIVITIES ...................................    (1,499,385)    (1,898,121)
                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment ....................       (98,832)      (240,189)
       Loans to related parties ...............................           596       (101,176)
       Purchase of customer list ..............................             0        (11,900)
                                                                   -----------    -----------

              NET CASH (USED) BY INVESTING
                ACTIVITIES ....................................       (98,236)      (353,265)
                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from issuance of common stock .............             0        394,349
       Proceeds from issuance of convertible debentures .......     1,343,463      3,200,000
       Repayments on notes payable ............................        (2,594)       (64,853)
                                                                   -----------    -----------

            NET CASH PROVIDED BY FINANCING
                ACTIVITIES ....................................   $ 1,340,869    $ 3,529,496
                                                                  -----------    -----------

                             See Accompanying Notes

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                FOR THE SIX MONTHS ENDED APRIL 30, 2001 AND 2000
                                   (UNAUDITED)


                                                                                 2000
                                                                     2001      (Restated)

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS .......................................       $ (256,752)  $1,278,110

CASH AND CASH EQUIVALENTS, AT
   BEGINNING OF PERIOD ....................................          631,375       25,343
                                                                  ----------   ----------

CASH AND CASH EQUIVALENTS, AT
   END OF PERIOD ..........................................       $  374,623   $1,303,453
                                                                  ==========   ==========

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION

       Cash paid during period for:

          Interest ........................................       $    2,354   $   19,196
                                                                  ==========   ==========

          Taxes ...........................................       $        0   $       50
                                                                  ==========   ==========

NON CASH INVESTING AND FINANCING
   ACTIVITIES

       Issuance of common stock for convertible debentures        $   34,576   $1,501,946
                                                                  ==========   ==========

       Issuance of common stock for interest, services and
          payroll .........................................       $      374   $  744,804
                                                                  ==========   ==========

       Issuance of common stock on stock
          subscriptions ...................................       $        0   $   75,000
                                                                  ==========   ==========

       Issuance of common stock for accounts payable ......       $        0   $   50,000
                                                                  ==========   ==========

       Fees paid for issuance of debentures by reduction
          of notes receivable, officer ....................       $   25,000   $        0
                                                                  ==========   ==========

       Interest expense - convertible debentures-beneficial
          conversion feature ..............................       $  811,417   $1,242,439
                                                                  ==========   ==========

                             See Accompanying Notes

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2001
                                   (UNAUDITED)



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

                Property and Equipment

                Property and equipment are stated at cost. Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed. At the time property and equipment are retired or otherwise disposed of, the asset

                            See Accompanying Notes

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 APRIL 30, 2001
                                   (UNAUDITED)

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


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


                Property and Equipment (Continued)

                Invnsys depreciates its property and equipment for financial reporting purposes using the straight-line method based upon the following useful lives of the assets:

                Tooling                                                                    3 Years
                Machinery and equipment                                                 5-10 Years
                Office furniture and equipment                                          5-10 Years
                Vehicles                                                                   5 Years
                Leasehold improvements                                                     5 Years
                Computer software                                                        3-5 Years
                Co-location
                   Computer equipment                                                      5 Years
                   Rack systems                                                           10 Years
                   Cabling and leasehold improvements                                     25 Years

                Accounting for Convertible Debt Securities

                The Company has issued convertible debt securities with a non-detachable conversion feature that were "in the money" at the date of issue. The Company accounts for such securities in accordance with Emerging Issues Task Force Topic 98-5. The Company has recorded the fair value of the beneficial conversion feature as interest expense and an increase to Paid in Capital in Excess of Par Value of Stock.

                The beneficial interest is computed by subtracting the stock conversion price from the market price of the stock times the number of shares and warrants eligible for conversion.

                Customer Lists

                The customer list is recorded at cost and is being amortized on a straight-line basis over three years.

                            See Accompanying Notes

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 APRIL 30, 2001
                                   (UNAUDITED)



NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


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

                Revenue Recognition

                Invnsys recognizes its revenue as follows:

                           Products sales - When the goods are shipped and title passes to the customer.


                           Maintenance agreements - Income from maintenance agreements is being recognized on a straight-line basis over the life of the service contracts. The unearned portion is recorded as deferred income.

                           Service income - When services are performed.

                           Internet sales (DSL and Co-location) - When services are performed and completed.

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

                            See Accompanying Notes

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 APRIL 30, 2001
                                   (UNAUDITED)



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

                Common Stock Issued for Non-Cash Transactions

                It is the Company's policy to value stock issued for non-cash transactions such as accounts payable, payroll or services at the stock closing price at the date the transaction is completed.

NOTE 2  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

                The Company estimates that the fair value of all financial instruments as of April 30, 2001 and October 31, 2000, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.



                            See Accompanying Notes

NOTE 3  ACCOUNTS RECEIVABLE

                A summary of accounts receivable and allowance for doubtful accounts is as follows:

                                                                                   April 30,             October 31,
                                                                                      2001                  2000
                                                                                   (Unaudited)            (Audited)

                      Accounts receivable                                       $       222,242      $        457,113

                      Allowance for doubtful accounts                                    25,000                25,000
                                                                                -----------------    -----------------

                             Net accounts receivable                            $       197,242      $        432,113
                                                                                =================    =================


                      Allowance for doubtful accounts

                             Balance, beginning of period                       $        25,000      $          2,500

                             Additions for the period                                    13,616                97,500

                             Write-off of uncollectible accounts
                                for the period                                  (        13,616)              (75,000)
                                                                                -----------------    -----------------

                                  Balance, end of period                        $        25,000      $         25,000
                                                                                =================    =================


NOTE 4  INVENTORIES

                The inventories are comprised of the following:

                                                                                   April 30,           October 31,
                                                                                      2001                2000
                                                                                   (Unaudited)         (Audited)

                Finished products                                               $       426,926 $       391,479
                Demonstration and loaner units                                            1,447           4,070
                Office                                                                   51,564          44,033
                                                                                --------------- ------------------

                                                                                $       479,937 $       439,582
                                                                                =============== ===================

                            See Accompanying Notes

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 APRIL 30, 2001
                                   (UNAUDITED)


NOTE 5  PROPERTY AND EQUIPMENT

                Property and equipment and accumulated depreciation consists of:

                                                                                   April 30,             October 31,
                                                                                      2001                  2000
                                                                                (Unaudited)               (Audited)

                Co-location
                   Computer equipment                                           $       632,489         $     566,761
                   Rack Systems                                                         297,317               297,317
                   Cabling and leasehold improvements                                   885,693               855,401
Tooling                                                                                  68,100                68,100
Machinery and equipment                                                                  49,855                49,404
Office furniture and equipment                                                          125,669               123,308
Vehicles                                                                                 39,141
39,141
Leasehold improvements                                                                   23,179                23,179
Software                                                                                 96,858                96,858
                                                                                ----------------        -------------
                                                                                      2,218,301             2,119,469
Less accumulated depreciation                                                           291,277               170,754
                                                                                ----------------        -------------

     Total property and equipment                                               $     1,927,024         $   1,948,715
                                                                                ================        =============

                Depreciation expense for the six months ended April 30, 2001 and 2000 was $120,523 and $23,940, respectively.

NOTE 6  NOTES RECEIVABLE, OFFICERS

                                                                                   April 30,             October 31,
                                                                                      2001                  2000
                                                                                   (Unaudited)            (Audited)
                IBIZ Technology Corp.
                      Notes to two corporation officers.
                      The notes are unsecured, bear interest at
                      6% and are due on January 7, 2002.                        $               0    $           12,079

                Invnsys Technology Corporation

                      A note to an officer of the Company,
                      payable on demand and accruing interest at 6%.
                      The note is collateralized by 2,000,000 shares

                            See Accompanying Notes

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 APRIL 30, 2001
                                   (UNAUDITED)



                      of common stock in the Company.  However,
                      in April 2001, the officer pledge the same
                      stock as collateral for a $500,000 debenture
                      from Laurus Master Fund, Ltd.  (See Note 10).
                      The Company now has a second position in
                      the 2,000,000 share collateral.                                     365,736               379,253
                                                                                -----------------    ------------------
                     Total notes receivable                                     $         365,736    $          391,332
                                                                                =================    ==================

NOTE 7  CUSTOMER LIST

                The customer list and accumulated amortization consists of:

                                                                                   April 30,             October 31,
                                                                                      2001                  2000
                                                                                   (Unaudited)            (Audited)

                      Cost                                                      $          11,900    $           11,900

                      Less accumulated amortization                                         5,952                 3,968
                                                                                -----------------    ------------------

                      Net customer list                                         $           5,948    $            7,932
                                                                                =================    ==================

                The amortization expense for the six months ended April 30, 2001 and 2000 was $1,984 for each period.

NOTE 8  INCOME TAXES
                                                                                                          April 30,
                                                                                    April 30,               2000
                                                                                      2001               (Unaudited)
                                                                                   (Unaudited)           (Restated)

                (Loss) from continuing operations
                  before income taxes                                           $     ( 2,393,158)   $      ( 2,793,385)
                                                                                -----------------    ------------------

                The provision for income taxes is estimated as follows:
                      Currently payable                                         $               0    $                0
                                                                                -----------------    ------------------

                      Deferred                                                  $               0    $                0
                                                                                -----------------    ------------------


                Significant components of the Company's deferred tax assets and are as follows:
                            See Accompanying Notes

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 APRIL 30, 2001
                                   (UNAUDITED)


NOTE 8  INCOME TAXES (CONTINUED)


                                                                                   April 30,             October 31,
                                                                                      2001                  2000
                                                                                   (Unaudited)            (Audited)

                      Deferred tax assets:
                         Net operating loss carryforwards                       $         949,000 $         1,096,190
                         Accrued expenses and miscellaneous                                 8,100              23,651
                         Tax credit carryforward                                           38,424              38,424
                                                                                -----------------    ----------------
                                                                                          995,524           1,158,265
                             Less valuation allowance                                     995,524           1,158,265
                                                                                -----------------    ----------------

                      Net deferred tax asset                                    $               0    $              0
                                                                                =================    ================


                                                                                   April 30,             October 31,
                                                                                      2001                  2000
                                                                                   (Unaudited)            (Audited)

                A  reconciliation of the valuation allowance is as follows:

                Balance, beginning of period                                    $        497,524     $        356,638
                Addition to allowance                                                    498,000              801,627
                                                                                ---------------- --------------------

                Balance, end of period                                          $        995,524     $      1,158,265
                                                                                ================ ====================

NOTE 9  TAX CARRYFORWARDS

                The Company has the following tax carryforwards at April 30, 2001:

                            See Accompanying Notes

                                                                                                 Expiration
                                               Year                          Amount                 Date
        Net operating loss

                                    October 31, 1995         $                    2,500        October 31, 2010
                                    October 31, 1997                            253,686        October 31, 2012
                                    October 31, 1998                             71,681        October 31, 2013
                                    October 31, 1999                            842,906        October 31, 2019
                                    October 31, 2000                          3,574,086        October 31, 2020
                                       April 30, 2001                         1,581,741        October 31, 2021
                                                                     ------------------

                                                                     $        6,326,600
                                                                     ==================

        Capital loss

                                    October 31, 1997                             25,600        October 31, 2002

        Contribution

                                    October 31, 1997                                545        October 31, 2002
                                    October 31, 1999                              2,081        October 31, 2004
                                    October 31, 2000                              3,008        October 31, 2005

        Research tax credits                                                     38,424

NOTE 10 CONVERTIBLE DEBENTURES

                                                                                        April 30,             October 31,
                                                                                           2001                  2000
                                                                                        (Unaudited)            (Audited)

                Lites Trading Company - $1,600,000  Debenture                       $        750,000            $750,000
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

                            See Accompanying Notes

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 APRIL 30, 2001
                                   (UNAUDITED)


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



NOTE 10 CONVERTIBLE DEBENTURES (CONTINUED)

                                                                                         April 30,            October 31,
                                                                                           2001                  2000
                                                                                        (Unaudited)            (Audited)

                $5,000,000 Convertible Debenture                                    $      2,065,800    $   1,000,000
                --------------------------------


                On October 31, 2000, the Company issued the following 8% convertible debentures:

                1.  Due date - October 30, 2002.
                2.  Interest payable quarterly from January 1, 2001.
                3.  Default interest rate - 20%.
                4. On the first $ 1,000,000 of financing, the Company issued warrants to purchase 500,000 shares of stock at $
                    0.4755 per share. On the second investment of $1,100,00, the Company issued warrants to purchase 550,000 shares of stock at $0.2275 per share.
                5.  Put note purchase price - $4,000,000.
                6.  Fees and costs - 7% - 10% of cash received for
                    debentures and warrants plus legal fees.
                7.  The Company must reserve a number of common
                    shares equal to not less then 200% of the amount of common shares necessary to allow the debenture and warrant holder to be able to convert all such outstanding notes and put notes to common stock.
                8. Conversion price for put notes. The initial 50% of the put notes shall be the lesser of: (i) 80% of the average of the three lowest closing bid prices for the stock for twenty two days or (ii) 80% of the average of the five lowest closing bid prices for the stock for sixty days. The conver- sion price of the balance of the put notes shall be 86% of the average of the three lowest closing bid prices for ten days.
                9. The debentures have penalty clauses if the common stock is not issued when required by the debenture holder.
                10. The debentures are unsecured.
                11. The Company's right to exercise the put commences
                    on the actual effective date of the SEC Registration
                    Statement and expires three years after the effective date.
                12. Right of first refusal - The debenture holders have the right to purchase a proportionate amount of new issued shares in order to maintain their ownership interest percentage.

                            See Accompanying Notes

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 APRIL 30, 2001
                                   (UNAUDITED)


NOTE 10 CONVERTIBLE DEBENTURES (CONTINUED)

                                                                                        April 30,             October 31,
                                                                                           2001                  2000
                                                                                        (Unaudited)            (Audited)
                Laurus Master Fund, Ltd.                                            $        500,000    $              0
                ------------------------

                In April 2001, the Company issued $500,000 of 8% convertible debentures under the following terms and conditions:

                1.  Due date - April 2002.
                2. Interest on September 30, 2001 and quarterly thereafter.
                3.  Default interest rate - 20%.
                4. Five year warrants to purchase 1,500,000 shares of common stock at the lesser of $.1225 per share or an amount equal to the average of the three lowest closing bid prices for a ten day trading period. The Company may redeem the warrants for $.6666 per share.
                5. Conversion terms - The debenture holder shall have the right to convert all or a portion of the outstanding principal amount of this debenture plus any accrued interest into such number of shares of common stock as shall equal the quotient obtained by dividing the principal amount of this debenture by the applicable conversion price.
                6. Conversion price - Lower of eighty percent of the average of the three lowest closing bid prices for a specified three day or twenty-two day period.
                7. Prepayment - The debenture may not be paid prior to the maturity date without the consent of the holder.
                8. The debenture is secured by 9,285,600 shares of common stock owned by an officer of the Company and the Company paid the officer $50,000 for pledging these shares.

                    Total debentures                                                        3,315,800          1,750,000
                    Less current portion                                                      500,000                  0
                                                                                    -----------------     --------------
                    Long-term portion                                               $      2,815,800      $    1,750,000
                                                                                    =================     ==============

                            See Accompanying Notes

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 APRIL 30, 2001
                                   (UNAUDITED)



NOTE 11 NOTE PAYABLE

                                                                                        April 30,             October 31,
                                                                                           2001                  2000
                                                                                        (Unaudited)            (Audited)

                Note payable to Community First National Bank due in monthly payments of principal and interest of $545 with interest at 7 percent until March 7, 2004. The note is secured by an
                automobile which costs $ 36,000 and
                has a book value of $7,800.                                         $          17,220     $          19,814

                Less:  current portion                                                          5,692                 5,335
                                                                                    -----------------     -----------------

                Net long-term debt                                                  $          11,528     $          14,479
                                                                                    =================     =================

                Maturities of long-term debt are as follows:

                    2001                                                            $           4,142     $           5,476
                    2002                                                                        5,822                 5,721
                    2003                                                                        6,243                 6,135
                    2004                                                                        1,013                 2,482
                                                                                    -----------------     -----------------

                                                                                    $          17,220     $          19,814
                                                                                    =================     =================

NOTE 12 REAL ESTATE LEASE

                On June 1, 1999, Invnsys leased a new facility from a related entity. The lease commenced on July 1, 1999, requires initial annual rentals of $153,600 (with annual increases) plus taxes and operating costs and expires on December 31, 2024. Invnsys has also guaranteed the mortgage on the premises in the amount of $935,052 and given a security interest in all of its assets, (excluding $479,937 of inventory) in the amount of $3,060,558.

                Future minimum lease payments, excluding taxes and expenses, are as follows:

                    April 30, 2002                                                                        $         168,000
                    April 30, 2003                                                                                  176,404
                    April 30, 2004                                                                                  185,226
                    April 30, 2005                                                                                  194,488
                    November 1, 2005 - December 31, 2024                                                          6,536,243
                                                                                                          -----------------
                    Total                                                                                 $       7,260,361
                                                                                                          =================

                            See Accompanying Notes

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 APRIL 30, 2001
                                   (UNAUDITED)


                Rent expense for the six months ended April 30, 2001 and 2000 was $80,433 and $76,931 respectively.


NOTE 13 ADVERTISING

                All direct advertising costs are expensed as incurred. For the six months ended April 30, 2001, the Company charged $58,159 in advertising expenses less a $37,058 refund for a net advertising cost of $21,101. For the six months ended April 30, 2000, advertising costs were $282,277.

NOTE 14 INTEREST

                The Company incurred interest expenses for the six months ended April 30, 2001 and 2000 as follows:

                                                                                                               April 30,
                                                                                         April 30,               2000
                                                                                           2001               (Unaudited)
                                                                                        (Unaudited)           (Restated)

                    For operations                                                  $          93,324     $         29,221
                    For convertible debentures-beneficial
                        conversion feature                                                    811,417            1,242,439
                                                                                    -----------------     ----------------

                    Total                                                           $        904,741      $      1,271,660
                                                                                    =================     ================

NOTE 15 PRODUCT WARRANTY PROVISION

                Invnsys established a provision for product warranty to cover any potential warranty costs on computer equipment that are not covered by the computer manufacturer's warranty.

                Warranty summary

                                                                                        April 30,              April 30,
                                                                                           2001                  2000
                                                                                        (Unaudited)           (Unaudited)

                    Balance, beginning of period                                    $          20,000     $          50,000
                    Reduction for the period                                                    1,654                     0
                                                                                    -----------------     -----------------

                    Balance, end of period                                          $          18,346     $          50,000
                                                                                    =================     =================

                            See Accompanying Notes

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 APRIL 30, 2001
                                   (UNAUDITED)

NOTE 16 RESEARCH AND DEVELOPMENT

                Invnsys incurred research and development cost for the six months ended April 30, 2001 and 2000 of $5,871 and $2,798, respectively.



NOTE 17         OFFICERS' COMPENSATION

                At April 30, 2001, officers' compensation was as follows:

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

NOTE 18         ECONOMIC DEPENDENCY

                For the six months ended April 30, 2001, Invnsys had $487,865 of sales to one customer.

                Invnsys purchased approximately 24% of its PDA's from one supplier.

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

                Vesting terms of the options range from immediately to ten years.
                            See Accompanying Notes

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 APRIL 30, 2001
                                   (UNAUDITED)


                The Company has elected to continue to account for stock-based compensation under APB Opinion No. 25, under which no compensation expense has been recognized for stock options granted to employees at fair market value.

                A summary of the option activity for the six months ended April 30, 2001 and 2000 pursuant to the terms of the plan is as follows:





NOTE 19         EMPLOYEE STOCK OPTIONS (CONTINUED)

                                                                                              Shares             Weighted
                                                                                               Under              Average
                                                                                              Option          Exercise Price

                     Options outstanding at November 1, 1999                                    2,350,000      $           0.75
                       Granted                                                                  1,310,000                  1.15
                       Exercised                                                                  (70,000)                  .75
                       Canceled                                                                  (180,000)                  .75
                                                                                        -----------------   --------------------

                     Options outstanding at April 30, 2000                                      3,410,000      $           0.95
                                                                                        =================   ====================

                     Options outstanding at November 1, 2000                                    3,385,000      $           0.92
                        Granted                                                                         0                   .00
                        Exercised                                                                       0                   .00
                        Canceled                                                                ( 282,500)                 1.60
                                                                                        -----------------  ---------------------

                     Outstanding at April 30, 2001                                            3,102,500        $           0.90
                                                                                        =================  =====================

                     2,932,500 shares are exercisable at April 30, 2001.

                Information regarding stock options outstanding as of April 30, 2001 and 2000 is as follows:

                                                                                       2001                      2000
                                                                                -------------------      ---------------------

                      Price range                                                  $0.75 - $2.00               $0.75 - $2.00
                      Weighted average exercise and grant
                        date prices                                                        $0.90                       $0.95

                            See Accompanying Notes

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 APRIL 30, 2001
                                   (UNAUDITED)

                Weighted average remaining
                        contractual life                                        8 years, 3 months           9 years, 3 months
                      Options exercised
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

                The weighted average fair value of options granted were estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions:

                      Dividend yield                                                    0                          0
                      Expected volatility                                              50   %                     30 %
                      Risk free interest rate                                     .13% - 6.65%                    6.40 %
                      Expected life                                               5 - 10 years               5 - 10 years


                For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


NOTE 19 EMPLOYEE STOCK OPTIONS (CONTINUED)

                                                                                                               April 30,
                                                                                         April 30,               2000
                                                                                           2001               (Unaudited)
                                                                                        (Unaudited)           (Restated)

                Net (loss)
                    As reported                                                     $    (2,393,158)    $          (2,793,385)

                    Pro forma                                                       $    (2,563,752)    $          (2,972,784)

                (Loss) per share attributable to
                   common stock
                    As reported                                                     $             (.06)   $            (.10)

                    Pro forma                                                       $             (.07)   $            (.11)

                            See Accompanying Notes

NOTE 20 COMMON STOCK PURCHASE WARRANTS

                As of April 30, 2001 the Company has issued the following common stock purchase warrants:

                                                         Number                                     Exercise
                                  Date                 of Shares               Term                  Price

                       May 13, 1999                     100,000               3 years   $                1.00
                       May 7, 1999                       80,000              10 years   $                0.75
                       May 13, 1999                     100,000              10 years   $                1.00
                       November 9, 1999                 100,000               4 years   $                 .94
                       December 14, 1999                 75,000               3 years   $                1.66
                       December 28, 1999                200,000               4 years   $                 .94
                       January 10, 2000                 281,250               5 years   $                 .99
                       March 27, 2000                   615,000               5 years   $            1.45 - 2.05
                       May 17, 2000                     125,000               5 years   $            1.04 - 5.00
                       June 16, 2000                    150,000               1 year    $            1.50 - 2.00
                       August 30, 2000                   34,125               5 years   $                 .937
                       August 30, 2000                  250,000               3 years   $                 .50
                       August 30, 2000                  250,000               3 years   $                 .75
                       August 30, 2000                   36,364               3 years   $                1.00
                       September 3, 2000                109,000               3 years   $                1.00
                       September 27, 2000               278,750               3 years   $                 .90
                       October 31, 2000                 500,000               2 years   $                 .4755

NOTE 20 COMMON STOCK PURCHASE WARRANTS (CONTINUED)

                                                             Number                                     Exercise
                                       Date                 of Shares               Term                  Price

                             December 20, 2000                   400,000     5 years                 .2275

                             December 20, 2000                   150,000     5 years                 .2275

                             April 26, 2001                      1,500,000   5 years           $     .1225
                                                       -------------------
                                                                 5,334,489
                                                       ===================

                3,614,489 shares are exercisable at April 30, 2001.

                            See Accompanying Notes

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 APRIL 30, 2001
                                   (UNAUDITED)


NOTE 21 COMMON STOCK AVAILABLE FOR ISSUANCE

                Total share authorized                                                             100,000,000
                Less shares issued and outstanding                                                 (38,017,966)
                                                                                             -----------------
                                                                                                    61,982,034
                Less
                       Reserved for employee stock options                                          (3,102,500)
                       Reserved for purchase warrants                                               (5,334,489)
                       Convertible debentures                                                       (2,700,000)
                                                                                             ------------------

                Common stock available for issuance                                                 50,845,045
                                                                                             ==================

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

                            See Accompanying Notes

NOTE 23 CASH IN BANK

                The Company has $456,533 deposited in one banking institution. Only $200,000 of the balance is insured by the Federal Deposit Insurance Corporation.

NOTE 24 SETTLEMENT OF LAWSUIT

                Invnsys settled its lawsuit with Epson America, Inc. for $2,500 which generated $101,369 of income on the settlement.

NOTE 25 CANCELLATION OF DEBT

                The Company negotiated a cancellation of a $122,000 account payable with a supplier. This cancellation resulted in $122,000 of cancellation of debt income.

NOTE 26 RESTATEMENT OF APRIL 30, 2000 NET (LOSS), PAID IN CAPITAL, RETAINED EARNINGS AND NET (LOSS) PER SHARE

                The April 30, 2000 financial statements did not record the interest expense - convertible debentures - beneficial conversion feature in the amount of $1,242,439. The statements are restated as follows:

                             Net (loss)
                                    As previously reported                                         $        (1,550,946)
                                 Adjustment
                                    Interest expense -convertible debentures- beneficial
                                          conversion feature                                                (1,242,439)
                                                                                                   -------------------

                                    As restated                                                    $        (2,793,385)
                                                                                                   ===================

                             Paid-in capital
                                    As previously reported                                         $         3,309,799
                                 Adjustment
                                    Interest expense -convertible debentures- beneficial
                                                conversion feature                                           1,242,439
                                                                                                    ------------------
                                    As restated                                                    $         4,552,238
                                                                                                   ===================


                            See Accompanying Notes

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 APRIL 30, 2001
                                   (UNAUDITED)



NOTE 26 RESTATEMENT OF APRIL 30, 2000 NET (LOSS), PAID IN CAPITAL, RETAINED EARNINGS AND NET (LOSS) PER SHARE (CONTINUED)

                       Retained earnings
                               As previously reported                                         $        (3,192,109)
                             Adjustment
                               Interest expense -convertible debentures- beneficial
                                   conversion feature                                                  (1,242,439)
                                                                                               ------------------

                               As restated                                                    $        (4,434,548)
                                                                                               ===================

                       Net (loss) per share
                               As previously reported                                         $              (.06)
                             Adjustment
                               Interest expense -convertible debentures- beneficial
                                   conversion feature                                                        (.04)
                                                                                               ------------------

                               As restated                                                    $              (.10)
                                                                                               ===================

NOTE 27 SECURITIES AND EXCHANGE PROCEEDING

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

NOTE 28 BUSINESS SEGMENT INFORMATION

                The Company has elected to organize its business based principally upon products and services.

                The Company operates in three reportable business segments: internet sales, product sales and services and other. The internet sales segment has responsibility for providing co-location and DSL income. The product sales segment has responsibility for sales of co-location equipment, software and licenses, computer equipment and PDA's. The service segment provides

                            See Accompanying Notes

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 APRIL 30, 2001
                                   (UNAUDITED)


NOTE 28 BUSINESS SEGMENT INFORMATION (CONTINUED)


                miscellaneous services to Invnsys' customers and absorbs all general and administrative expenses that are not allocated to internet sales and product sales.

                Summary of business segment for the six months ended April 30, 2001 is as follows:



                             Internet       Product      Services      General and
                               Sales         Sales       and Other   Administrative
Consolidated

Sales .................   $   338,449    $ 1,086,315   $   184,921    $         0  $  1,609,685

Operating profit (loss)      (366,332)        71,809    (2,098,635)             0    (2,393,158)

Identifiable assets ...     1,815,499              0       402,803      1,322,193     3,540,495

Depreciation ..........        94,875              0        25,648              0       120,523

Expenditures for long-         96,020              0         2,812              0        98,832
  lived assets

NOTE 29 UNAUDITED FINANCIAL INFORMATION

                The accompanying financial information as of April 30, 2001 is unaudited. In managements opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

                            See Accompanying Notes

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

         Through its operating subsidiary, INVNSYS, iBIZ designs, manufacturers, and distributes an expanding line of accessories for the fast-growing PDA and handheld computer market which are distributed through large retail chains such as CompUSA and Fry's Electronics as well as numerous e-commerce sites such as Walmart.com, Mobile Planet and others. iBIZ also provides Web-enabling services which include Co-location services, Web design and development, and data center technical management services. IBIZ infrastructure cabling services include design and installation of corporate voice and data networks, inside/outside plant, computer and phone room build-outs, and wireless and fiber optic telecommunications systems. Additionally, iBIZ markets LCD monitors, OEM notebook computers, digital subscriber line services, third party software, and general purpose financial application keyboards.

Selected Financial Information.

                                                                   Three Month Period Ended
                                                                                          4/30/2000
                                                           04/30/2001                     (Restated)
                                                           ----------
Statement of Operations Data
         Net sales                                         $   604,357                    $  1,436,126
         Gross profit                                      $   131,756                    $    211,800
         Operating income (loss)                           $  (900,600)                   $   (816,202)
         Net earnings (loss) after tax                     $(1,460,646)                   $ (1,501,330)
         Net earnings (loss) per share                     $  (   0.04)                   $      (0.05)


                                                            4/30/2001                     10/31/2000
                                                            ---------                     ----------

Balance Sheet Data
         Total assets                                      $3,540,495                     $ 4,016,882
         Total liabilities                                 $4,487,893                     $ 3,135,576
         Stockholders' equity (deficit)                    $ (947,398)                    $  881,306

Results of Operations.

Three month period ended April 30, 2001, compared to three month period ended April 30, 2000.

                  Revenues. Sales decreased by approximately 58% to $604,357 for the three month period ended April 30, 2001 from $1,436,126 for the three month period ended April 30, 2000. The decrease was mainly as a result of an industry wide delay in technology capital spending coupled with the cessation of the Northpoint Communications DSL Service offering.

                            See Accompanying Notes

                  Cost of Sales. The cost of sales decreased by approximately 61.40% to $472,601 in the three month period ended April 30, 2001 from $1,224,326 in three month period ended April 30, 2000. The decrease in cost of sales is attributable primarily to the decrease in sales over the period and a shift to higher margin products and services

                  Gross Profit. Gross profit decreased to approximately $131,756 for the three month period ended April 30, 2001 from approximately $211,800 for the three month period ended April 30, 2000. The decrease of approximately 37.79% resulted primarily from the decrease in period revenues as compared to the same prior year period.

                  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately 2.43% to $1,052,992 from $1,028,002 for the three month period ended April 30, 2001. The increase was primarily due to costs associated with expanding the PDA and co-location product offerings, as well as fees paid in connection with financing activities.

                  Interest Expense. Interest expenses increased to $57,783 for the three month period ended April 30, 2001 from $36,199 for the three month period ended April 30, 2000. Interest accrued is primarily related to the convertible debentures.

                  Interest Expense. Convertible Debenture-Beneficial Conversion Feature. The Company has issued convertible debt securities with a non-detachable conversion feature that was "in the money" at the date of issue. The Company accounts for such securities in accordance with Emerging Issues Task Force Topic D-98-5. The Company has recorded the fair value of the beneficial conversion feature as interest expense and an increase to Paid-in Capital in Excess of Par Value of Stock. Interest expense of $509,026 for the three month period ended April 30, 2001, a decrease of 23.9% from the interest expense of $669,504 for the three month period ended April 30, 2000 was incurred under the Company's convertible debenture-conversion feature. The decrease resulted from the reduction in new convertible debentures issued as compared to the corresponding period from the prior year.

                  Net Earnings. Net losses decreased to $1,460,646 for the three month period ended April 30, 2001 from $1,510,330 for the three month period ended April 30, 2000. The decrease in losses resulted primarily from the decrease in the interest expenses for the Company's convertible debenture-beneficial conversion feature coupled with a decrease in Cost of Sales.

Six month period ended April 30, 2001, compared to six month period ended April 30, 2000.

                  Revenues. Sales decreased by approximately 22% to $1,609,685 for the the six month period ended April 30, 2001 from $2,064,979 for the six month period ended April 30, 2000. The decrease was mainly as a result of an industry wide delay in technology capital spending coupled with the cessation of the Northpoint Communications DSL Service offering.

                  Cost of Sales. The cost of sales decreased by approximately 38.21% to $1,096,868 in the six month period ended April 30, 2001 from $1,775,121 in six month period ended April 30, 2000. The decrease in cost of sales is attributable primarily to an overall reduction in revenues coupled with the sale of products which have greater relative margins than past products.

                            See Accompanying Notes

                  Gross Profit. Gross profit increased to approximately $512,817 for the six month period ended April 30, 2001 from approximately $289,858 for the six month period ended April 30, 2000. The increase of approximately 76.92% resulted primarily from the sale of products which have greater relative margins than past products.

                  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately 23.70% to $2,261,944 from $1,828,556 for the six month period ended April 30, 2001. The increase was primarily due to costs associated with expanding the PDA and co-location product offerings, as well as fees paid in connection with financing activities.

                  Interest Expense. Interest expense increased to $93,324 for the six month period ended April 30, 2001 compared to $29,221 for the six month period ended April 30, 2000. Interest accrued primarily related to the convertible debentures.

                  Interest Expense. Convertible Debenture-Beneficial Conversion Feature. The Company has issued convertible debt securities with a non-detachable conversion feature that was "in the money" at the date of issue. The Company accounts for such securities in accordance with Emerging Issues Task Force Topic D-98-5. The Company has recorded the fair value of the beneficial conversion feature as interest expense and an increase to Paid-in Capital in Excess of Par Value of Stock. Interest expense of $811,417 for the six month period ended April 30, 2001, a decrease of 34.69% from the interest expense of $1,242,439 for the six month period ended April 30, 2000 was incurred under the Company's convertible debenture-conversion feature. The decrease resulted from the reduction in new convertible debentures issued as compared to the corresponding period from the prior year.

                  Net Earnings. Net losses decreased to $2,393,158 for the six month period ended April 30, 2001 from $2,793,385 for the six month period ended April 30, 2000. The decrease in losses resulted primarily from the decrease in the interest expenses for the Company's convertible debenture-beneficial conversion feature, as well as a decrease in Cost of Sales coupled with an increase in Gross Profit.

                  Liquidity and Capital Resources.

                  Historically, IBIZ has had difficulty obtaining sufficient capital to fund its operations. The Company has been unable to generate sufficient internal cash flow to fund all of its obligations. The Company has spent substantial funds on construction and installation of its co-location facility and expansion of its sales and marketing efforts.

                  In April 2001, the Company issued $500,000 of 8% convertible notes. The notes are due and payable on April 26, 2002, unless converted into common stock of the Company prior to that time. Certain investors have orally agreed to fund approximately $750,000 through additional convertible debentures. We believe this should satisfy our funding requirements for approximately the next 12 months, although there can be no assurance such funds will be adequate. In the event we do not receive additional funds within the next three months, we may be required to curtail certain operations until funds become available.

                  Management believes that its recent diversification into broadband connectivity services, third-party software sales, and its server co-location facility should improve its liquidity and cash flow. iBIZ recently expanded its distribution of it's PDA accessory line and certain hardware into several major retail and E-Commerce stores. A continuing increase in orders from various PDA retail outlets may require greater capital than is presently available to the Company. The Company has entered into a purchase order and receivables financing agreement established to insure available funding for anticipated growth in PDA sales volumes.

                  The Company's server co-location facility was opened in September, 2000. If the consumer demand that the Company anticipates for the server co-location facility fails to continue to increase, the Company may need additional funding. There is no assurance that the sales revenue currently received and high margins experienced, as well as currently anticipated sales growth from both the PDA accessory and the co-location facility will continue. Entry of additional competitors with substantially greater resources than those of the Company could put downward pressure on the anticipated margins.

                           See Accompanying Notes

PART II - Other Information

         Item 1.           Legal Proceedings


                  iBIZ has been assessed approximately $62,000 in penalties and interest by the IRS in connection with payroll taxes due through the first quarter of 1999. The Company has paid the taxes, interest, and some portion of the penalty, but has requested an abatement of the remaining penalty imposed. The Company is awaiting a final disposition by the IRS.

                  On February 28, 2001, the Securities and Exchange Commission (the "Commission") commenced an administrative proceeding against the Company. The Company has negotiated and submitted a settlement offer, which has been formally approved by the Commission itself. Pursuant to this settlement agreement, an administrative order has been issued which orders the Company to cease and desist from committing or causing any future violations of Section 10(b) of the Securities and Exchange Act of 1934 and Rule 10b-5 thereunder. No other relief against the Company is sought.

                  The Company neither admits nor denies the allegations as part of the settlement agreement.

         Item 2.           Changes in Securities

(c)      Recent Sales of Unregistered Securities

                  The securities described below represent equity securities of iBIZ sold by iBIZ during the three month period ended April 30, 2001 that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), all of which were issued by the Company pursuant to exemptions under the Securities Act. Underwriters were involved in none of these transactions. In each case, the securities were sold to accredited investors, as determined by an investor questionnaire executed in conjunction with the respective subscription agreements.

                  In April 2001, the Company issued an aggregate of $500,000 of 8% Convertible Notes (the "Notes"). The conversion price for the Notes is the lesser of (i) 80% of the average of the three lowest closing bid prices of the Common Stock on the Principal Market for the twenty-two (22) trading days prior to the closing Date, or (ii) 80% of the average of the five lowest closing bid prices of the Common Stock for the 60 trading days prior to the Conversion Date, as defined in the Note. The maximum share of the Company that any Subscriber may own after conversion at any given time is 4.99%, unless the Subscriber gives 75 days prior notice. The Notes mature on April 26, 2002, with interest only payments due quarterly commencing September 30, 2001, and the principal is due in one lump sum on April 26, 2002. The Company also issued warrants to purchase 1,500,000 shares of Common Stock. The warrants give the holder the right to purchase common stock for the lower of $0.1225 per share or the average of the lowest three closing prices for the Common Stock for the ten trading days prior to conversion, subject to certain equitable anti-dilution provisions. The warrants are immediately exercisable.

                            See Accompanying Notes
                  iBIZ relied on either Regulation D, Rule 506 or Section 4(2) under the Securities Act with respect to these transactions.


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

                  Item 4.           Submission of Matters to a Vote of Security
                                     Holders
                                            Not Applicable

                  Item 5.           Other Information
                                            Not Applicable

                  Item 6.           Exhibits and Reports on Form 8-K

A.       Exhibits

                                            None.

B.       Reports on Form 8-K

                                            None.

     Pursuant to the requirements of Section 12 of the Securities Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.

                    Dated this 14th day of June, 2001



                                                     IBIZ TECHNOLOGY CORP.


                                          By:/s/ KENNETH W. SCHILLING
                                                 --------------------
                                                 Kenneth W. Schilling, President




                                           By:/s/ TERRY S. RATLIFF
                                                  --------------------
                                                  Terry S. Ratliff, Vice
                                                  President, Chief Financial
                                                  Officer and Secretary