Form 10QSB
period 2001-07-31
IBIZ TECHNOLOGY CORP
filed 2001-09-14
CIK 1079893

United States
                       Securities And Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                       For the Quarter Ended July 31, 2001

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


                  1919 West Lone Cactus, Phoenix, Arizona 85027
----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


         Issuer's telephone number, including area code: (623) 492-9200
                              --------------------

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_  No ___


        Class                                  Outstanding at September 13, 2001
Common stock, $0.001 par value                                99,862,248

                                Table of Contents


PART I.  -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
         BALANCE SHEETS ...........................................................................................1
         STATEMENTS OF OPERATIONS..................................................................................3
         STOCKHOLDERS EQUITY.......................................................................................4
         STATEMENT OF CASH FLOWS...................................................................................5
         NOTES TO FINANCIAL STATEMENTS.............................................................................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....................26

PART II.  -  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDS............................................................................................30
ITEM 2.  CHANGES IN SECURITIES.....................................................................................30
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...........................................................................30
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................................30
ITEM 5.  OTHER INFORMATION.........................................................................................30
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................................................................31

Item 1.  Financial Information

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To The Board of Directors and Stockholders
IBIZ Technology Corp. and Subsidiary
Phoenix, Arizona

We have reviewed the accompanying consolidated balance sheet of IBIZ Technology Corp. and Subsidiary as of July 31, 2001 and the related consolidated statements of operations and cash flows for the nine months ended July 31, 2001 and 2000 and the statement of stockholders' equity for the nine months ended July 31, 2001 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of IBIZ Technology Corp. and Subsidiary.

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

We have audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of IBIZ Technology Corp. and Subsidiary as of October 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated December 30, 2000 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of October 31, 2000 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

As discussed in Note 30, certain conditions indicate that the company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the company be unable to continue as a going concern.



MOFFITT & COMPANY, P.C.
SCOTTSDALE, ARIZONA


August 13, 2001

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       JULY 31, 2001 AND OCTOBER 31, 2000




                                                                          ASSETS


                                                                                    July 31,             October 31,
                                                                                      2001                  2000
                                                                                   (Unaudited)            (Audited)

CURRENT ASSETS
       Cash and cash equivalents                                                $         173,073    $          631,375
       Accounts receivable                                                                263,356               432,113
       Inventories                                                                        378,976               439,582
       Prepaid expenses                                                                   121,575               104,874
                                                                                -----------------    ------------------


              TOTAL CURRENT ASSETS                                                        936,980             1,607,944
                                                                                -----------------    ------------------






PROPERTY AND EQUIPMENT, NET OF
   ACCUMULATED DEPRECIATION                                                             1,909,612             1,948,715
                                                                                -----------------    ------------------





OTHER ASSETS
       Notes receivable, officers                                                         367,633               391,332
       Customer list, net of accumulated amortization                                       4,957                 7,932
       Deposits                                                                            65,012                60,959
                                                                                -----------------    ------------------

              TOTAL OTHER ASSETS                                                          437,602               460,223
                                                                                -----------------    ------------------






              TOTAL ASSETS                                                      $       3,284,194    $        4,016,882
                                                                                =================    ==================


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                    July 31,             October 31,
                                                                                      2001                  2000
                                                                                   (Unaudited)            (Audited)

CURRENT LIABILITIES
       Accounts payable                                                         $         634,602    $          973,894
       Customer deposits                                                                    9,559                     0
       Accrued liabilities
        Payroll                                                                           108,089                96,283
        Other                                                                             343,660               101,736
       Sales and payroll taxes payable                                                    101,234                89,023
       Corporation income taxes payable                                                    19,028                19,028
       Deferred income                                                                     46,694                85,798
       Note payable, current portion                                                        5,805                 5,335
       Convertible debentures payable                                                   1,040,000                     0
                                                                                -----------------    ------------------

              TOTAL CURRENT LIABILITIES                                                 2,308,671             1,371,097
                                                                                -----------------    ------------------

LONG - TERM LIABILITIES
       Convertible debentures payable                                                   1,906,206             1,750,000
       Note payable, long-term portion                                                     10,085                14,479
                                                                                -----------------    ------------------

              TOTAL LONG - TERM LIABILITIES                                             1,916,291             1,764,479
                                                                                -----------------    ------------------

STOCKHOLDERS' EQUITY
       Common stock
          Authorized - 100,000,000 shares, par
            value $.001 per shares
          Issued and outstanding
             July 31, 2001 - 99,862,248 shares                                             99,862                     0
             October 31, 2000 - 37,812,424 shares                                               0                37,813
       Paid in capital in excess of par value of stock                                  9,806,489             7,940,384
       Retained earnings (deficit)                                                   ( 10,847,119)          ( 7,096,891)
                                                                                -----------------    ------------------

              TOTAL STOCKHOLDERS' EQUITY                                                ( 940,768)              881,306
                                                                                -----------------    ------------------

              TOTAL LIABILITIES AND
                 STOCKHOLDERS' EQUITY                                           $       3,284,194    $        4,016,882
                                                                                =================    ==================

       See Accompanying Notes and Independent Accountants' Review Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2001 AND 2000
                                   (UNAUDITED)


                                                Three Months Ended         Nine Months Ended
                                                     July 31,                   July 31,
                                         ----------------------------    ---------------------------
                                                              2000                        2000
                                              2001        (Restated)        2001        (Restated)
                                         ------------    ------------    ------------   ------------

SALES ...............................   $    566,035    $  1,142,040    $  2,175,720    $  3,207,019

COST OF SALES .......................        580,463         914,814       2,084,389       2,689,935
                                         ------------    ------------    ------------   ------------

       GROSS PROFIT (LOSS) ..........        (14,428)        227,226          91,331         517,084

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES ..........       (771,754)       (955,483)     (2,626,640)     (2,784,039)

SETTLEMENT OF LAWSUIT ...............              0               0         101,369               0

CANCELLATION OF DEBT ................              0         (12,100)        122,000         (12,100)

OTHER INCOME ........................          5,253               0          26,215               0
                                         ------------    ------------    ------------   ------------

        OPERATING (LOSS) ............       (780,929)       (740,357)     (2,285,725)     (2,279,055)

OTHER INCOME (EXPENSE)
       Interest income ..............          6,259          13,187          22,638          30,160
       Interest expense .............        (76,379)        (44,424)       (169,703)        (73,645)
       Interest expense - convertible
          debentures-beneficial
        conversion feature ..........       (506,021)              0      (1,317,438)     (1,242,439)
                                         ------------    ------------    ------------   ------------

NET (LOSS) ..........................   $( 1,357,0$0)       (771,594)   $( 3,750,22$)     (3,564,979)
                                         ============    ============    ============   ============



NET (LOSS) PER COMMON SHARE

       Basic and diluted ............   $       ( .02)  $        (.03)  $       (.07)  $        (.12)
                                         ============    ============    ============   ============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING

       Basic and diluted ............     55,660,810      28,741,267      55,660,810      28,741,267
                                         ============    ============    ============   ============

       See Accompanying Notes and Independent Accountants' Review Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
                             CONSOLIDATED STATEMENT
                             OF STOCKHOLDERS' EQUITY
                     FOR THE NINE MONTHS ENDED JULY 31, 2001
                                   (UNAUDITED)



                                                Common Stock
                                           Shares       Amount


BALANCE, NOVEMBER 1, 2000 ...........   37,812,424 $     37,813

CONVERSION OF DEBENTURES FOR
   COMMON STOCK .....................   62,049,824       62,049

FEES AND COSTS FOR ISSUANCE OF
   COMMON STOCK AND CONVERTIBLE
   DEBENTURES .......................            0            0

INTEREST EXPENSE - CONVERTIBLE
   DEBENTURES - BENEFICIAL CONVERSION
   FEATURE ..........................            0            0

NET (LOSS) FOR THE NINE MONTHS ENDED
   JULY 31, 2001 ....................            0            0
                                        ----------   ----------

        BALANCE, JULY 31, 2001 ......   99,862,248 $     99,862
                                        ==========   ==========


       See Accompanying Notes and Independent Accountants' Review Report.

                                   Paid in
                                 Capital in
                                  Excess of                   Retained
                                  Par Value                   Earnings
                                  of Stock                    (Deficit)

                           $            7,940,384      $          ( 7,096,891)


                                          918,637                           0



                                        ( 369,970)                          0



                                        1,317,438                           0


                                                0                 ( 3,750,228)
                           ----------------------      ----------------------

                           $            9,806,489      $         ( 10,847,119)
                           ======================      =======================




       See Accompanying Notes and Independent Accountants' Review Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JULY 31, 2001 AND 2000
                                   (UNAUDITED)


                                                                                     2000
                                                                      2001        (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss) .............................................$   (3,750,228)  $ (3,564,979)
       Adjustments to reconcile net (loss) to
         net cash (used) by operating activities:
           Depreciation and amortization ......................       204,922         38,643
           Issuance of common stock for interest, services
             and payroll bonuses ..............................        33,174        349,532
           Interest expense - convertible debentures-beneficial
             conversion feature ...............................     1,317,438      1,242,439
       Changes in operating assets and liabilities:
           Accounts receivable ................................       168,757       (444,547)
           Inventories ........................................        60,606          5,051
           Prepaid expenses ...................................       (16,701)        (3,545)
           Deposits ...........................................        (4,053)       (43,642)
           Accounts payable ...................................      (339,292)       619,629
           Accrued liabilities and taxes ......................       265,941         68,905
           Customer deposits ..................................         9,559       (115,408)
           Deferred income ....................................       (39,104)        64,022
                                                                   -----------    -----------

              NET CASH (USED) BY OPERATING
                 ACTIVITIES ...................................    (2,088,981)    (1,783,900)
                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment ....................      (144,093)    (1,507,284)
       Repayment of (proceeds from) loans by related parties ..        23,699       (108,046)
       Purchase of customer list ..............................             0        (11,900)
                                                                   -----------    -----------

              NET CASH (USED) BY INVESTING
                ACTIVITIES ....................................      (120,394)    (1,627,230)
                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from issuance of common stock .............             0        394,349
       Proceeds from issuance of convertible debentures .......     1,754,997      3,200,000
       Repayments on notes payable ............................        (3,924)       (66,101)
                                                                   -----------    -----------

            NET CASH PROVIDED BY FINANCING
                ACTIVITIES ....................................   $ 1,751,073    $ 3,528,248
                                                                   -----------    -----------

       See Accompanying Notes and Independent Accountants' Review Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                FOR THE NINE MONTHS ENDED JULY 31, 2001 AND 2000
                                   (UNAUDITED)


                                                                                                             2000
                                                                                     2001                 (Restated)
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                           $         ( 458,302)   $            117,118

CASH AND CASH EQUIVALENTS, AT
   BEGINNING OF PERIOD                                                                    631,375                  25,343
                                                                             --------------------    --------------------

CASH AND CASH EQUIVALENTS, AT
   END OF PERIOD                                                             $            173,073    $            142,461
                                                                             ====================    ====================




SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION

       Cash paid during period for:

          Interest                                                           $             44,795    $             78,623
                                                                             ====================    ====================

          Taxes                                                              $                  0    $                 50
                                                                             ====================    ====================

NON CASH INVESTING AND FINANCING
   ACTIVITIES

       Issuance of common stock for interest, services and
          payroll                                                            $             33,174    $          1,486,712
                                                                             ====================    ====================

       Issuance of common stock on stock
          subscriptions                                                      $                  0    $             75,000
                                                                             ====================    ====================

       Issuance of common stock for accounts payable                         $                  0    $             50,000
                                                                             ====================    ====================

       Fees paid for issuance of debentures by reduction
          of notes receivable, officer                                       $             25,000    $                  0
                                                                             ====================    ====================

       Interest expense - convertible debentures-beneficial
          conversion feature                                                 $          1,317,438    $          1,242,439
                                                                             ====================    ====================


       See Accompanying Notes and Independent Accountants' Review Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2001
                                   (UNAUDITED)



NOTE 1          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                Organization and Nature of Business

                IBIZ Technology Corp. (hereinafter referred to as the Company) was organized on April 6, 1994, under the laws of the State of Florida. The Company operates as a holding company for subsidiary acquisitions.

                Invnsys Technology Corporation (hereinafter referred to as Invnsys) is in the business of designing, manufacturing and distributing desktop computers, monitors, transactional printers, financial application keyboards, numeric keypads and related products. Invnsys also provides network integration services, digital subscriber line high speed internet connection services, business-to- business sale of software and a co-location computer data and server facility. Invnsys also provides repair services and sells maintenance contracts. The corporation operates a service center in Phoenix, Arizona.

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

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JULY 31, 2001
                                   (UNAUDITED)



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

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JULY 31, 2001
                                   (UNAUDITED)



NOTE 1          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                Revenue Recognition (Continued)

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

                Risks and Uncertainties

                Invnsys is in the computer and computer technology industry. It's products are subject to rapid obsolescence and management must authorize funds for research and development costs in order to stay competitive.

                Common Stock Issued for Non-Cash Transactions

                It is the Company's policy to value stock issued for non-cash transactions such as accounts payable, payroll or services at the stock closing price at the date the transaction is completed.

NOTE 2          DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

                The Company estimates that the fair value of all financial instruments as of July 31, 2001 and October 31, 2000, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JULY 31, 2001
                                   (UNAUDITED)



NOTE 3          ACCOUNTS RECEIVABLE

                A summary of accounts receivable and allowance for doubtful accounts is as follows:

                                                                                    July 31,             October 31,
                                                                                      2001                  2000
                                                                                   (Unaudited)            (Audited)

                      Accounts receivable                                       $         303,356    $          457,113

                      Allowance for doubtful accounts                                    ( 40,000)               25,000
                                                                                -----------------    ------------------

                             Net accounts receivable                            $         263,356    $          432,113
                                                                                =================    ==================


                      Allowance for doubtful accounts

                             Balance, beginning of period                       $          25,000    $            2,500

                             Additions for the period                                      17,521                97,500

                             Write-off of uncollectible accounts
                                for the period                                            ( 2,521)             ( 75,000)
                                                                                -----------------    ------------------

                                  Balance, end of period                        $          40,000    $           25,000
                                                                                =================    ==================


NOTE 4          INVENTORIES

                The inventories are comprised of the following:

                                                                                    July 31,             October 31,
                                                                                      2001                  2000
                                                                                   (Unaudited)            (Audited)

                      Finished products                                         $         323,540    $          391,479
                      Demonstration and loaner units                                            0                 4,070
                      Office                                                               55,436                44,033
                                                                                -----------------    ------------------

                                                                                $         378,976    $          439,582
                                                                                =================    ==================

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JULY 31, 2001
                                   (UNAUDITED)



NOTE 5          PROPERTY AND EQUIPMENT

                Property and equipment and accumulated depreciation consists of:

                                                                                    July 31,             October 31,
                                                                                      2001                  2000
                                                                                   (Unaudited)            (Audited)

                Co-location
                   Computer equipment                                           $         660,247    $          566,761
                   Rack Systems                                                           313,583               297,317
                   Cabling and leasehold improvements                                     886,931               855,401
                Tooling                                                                    68,100                68,100
                Machinery and equipment                                                    49,855                49,404
                Office furniture and equipment                                            125,669               123,308
                Vehicles                                                                   39,141                39,141
                Leasehold improvements                                                     23,179                23,179
                Software                                                                   96,857                96,858
                                                                                -----------------    ------------------
                                                                                        2,263,562             2,119,469
                Less accumulated depreciation                                             353,950               170,754
                                                                                -----------------    ------------------

                     Total property and equipment                               $       1,909,612    $        1,948,715
                                                                                =================    ==================

                Depreciation expense for the nine months ended July 31, 2001 and 2000 was $183,197 and $35,667, respectively.

NOTE 6          NOTES RECEIVABLE, OFFICERS

                                                                                    July 31,             October 31,
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

                Invnsys Technology Corporation

                      A note to an officer of the Company, payable on demand and accruing interest at 6%. The note is collateralized by
                      2,000,000 shares of common stock in the Company. However,
                      in April 2001, the officer pledged the same stock as
                      collateral for a $500,000 debenture from Laurus Master
                      Fund, Ltd. (See Note 10). The Company now has a second
                      position in the 2,000,000 share collateral. In August,
                      2001, the officer transferred a 35% interest in the
                      building that the Company leases in full pay-
                      ment of the note due from the officer.                                   367,633               379,253
                                                                                     -----------------         -------------

                           Total notes receivable                                       $      367,633         $     391,332
                                                                                     =================         =============

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JULY 31, 2001
                                   (UNAUDITED)



NOTE 7          CUSTOMER LIST

                The customer list and accumulated amortization consists of:

                                                                                    July 31,             October 31,
                                                                                      2001                  2000
                                                                                   (Unaudited)            (Audited)

                      Cost                                                      $          11,900    $           11,900

                      Less accumulated amortization                                         6,943                 3,968
                                                                                -----------------    ------------------

                      Net customer list                                         $           4,957    $            7,932
                                                                                =================    ==================

                The amortization expense for the nine months ended July 31, 2001 and 2000 was $1,984 for each period.

NOTE 8          INCOME TAXES

                                                                                                          July 31,
                                                                                    July 31,                2000
                                                                                      2001               (Unaudited)
                                                                                   (Unaudited)           (Restated)

                (Loss) from continuing operations
                  before income taxes                                           $     ( 3,750,228) $        ( 3,564,979)
                                                                                -----------------    ------------------

                The provision for income taxes is estimated as follows:
                      Currently payable                                         $               0    $                0
                                                                                -----------------    ------------------
                      Deferred                                                  $               0    $                0
                                                                                -----------------    ------------------

                Significant components of the Company's deferred tax assets are as follows:
                                                                                    July 31,             October 31,
                                                                                      2001                  2000
                                                                                   (Unaudited)            (Audited)

                      Deferred tax assets:
                         Net operating loss carryforwards                       $      1,030,000     $       1,096,190
                         Accrued expenses and miscellaneous                                8,100                23,651
                         Tax credit carryforward                                          38,424                38,424
                                                                                -----------------    ------------------
                                                                                        1,076,524             1,158,265
                             Less valuation allowance                                   1,076,524             1,158,265
                                                                                -----------------    ------------------

                      Net deferred tax asset                                    $               0    $                0
                                                                                =================    ==================

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JULY 31, 2001
                                   (UNAUDITED)

NOTE 8          INCOME TAXES (CONTINUED)

                                                                                    July 31,             October 31,
                                                                                      2001                  2000
                                                                                   (Unaudited)            (Audited)

                A  reconciliation of the valuation allowance is as follows:

                Balance, beginning of period                                    $         497,524    $          356,638
                Addition to allowance                                                     579,000               801,627
                                                                                -----------------    ------------------

                Balance, end of period                                          $       1,076,524    $        1,158,265
                                                                                =================    ==================

NOTE 9          TAX CARRYFORWARDS

                The Company has the following tax carryforwards at July 31, 2001:

                                                                                                     Expiration
                                               Year                          Amount                     Date

                                        Net operating loss
                                        October 31, 1995             $             2,500        October 31, 2010
                                        October 31, 1997                         253,686        October 31, 2012
                                        October 31, 1998                          71,681        October 31, 2013
                                        October 31, 1999                         842,906        October 31, 2019
                                        October 31, 2000                       3,574,086        October 31, 2020
                                           July 31, 2001                       2,432,790        October 31, 2021
                                                                     ---------------------

                                                                     $         7,177,649
                                                                     =====================

                                  Capital loss
                                        October 31, 1997                          25,600        October 31, 2002

                                  Contribution
                                        October 31, 1997                             545        October 31, 2002
                                        October 31, 1999                           2,081        October 31, 2004
                                        October 31, 2000                           3,008        October 31, 2005

                                    Research tax credits                          38,424

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JULY 31, 2001
                                   (UNAUDITED)



NOTE 10         CONVERTIBLE DEBENTURES
                                                                                         July 31,             October 31,
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

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JULY 31, 2001
                                   (UNAUDITED)



NOTE 10         CONVERTIBLE DEBENTURES (CONTINUED)

                                                                                         July 31,             October 31,
                                                                                           2001                  2000
                                                                                        (Unaudited)            (Audited)

                $5,000,000 Convertible Debenture                                    $        1,841,456    $        1,000,000
                --------------------------------

                On October 31, 2000 and June 22, 2001, the Company issued the following 8% convertible debentures:

                1.  Due dates - June 22, 2002 and October 30, 2002.
                2. Interest payable quarterly from January 1, 2001 and September 30, 2001.
                3.  Default interest rate - 20%.
                4. On the first $ 1,000,000 of financing, the Company issued warrants to purchase 500,000 shares of stock at $ 0.4755 per share. On the second investment of $1,100,000, the Company issued warrants to purchase 550,000 shares of stock at $0.2275 per share. On the third investment of $325,000, the Company issued warrants to purchase 1,500,000 shares of stock at $.042 per share.
                5.  Put note purchase price - $4,000,000.
                6.  Fees and costs - 8% - 10% of cash received for
                    debentures and warrants plus legal fees.
                7.  The Company must reserve a number of common
                    shares equal to not less than 200% of the amount of common shares necessary to allow the debenture and warrant holder to be able to convert all such outstanding notes and put notes to common stock.
                8. Conversion price for put notes. The initial 50% of the put notes shall be the lesser of: (i) 80% of the average of the three lowest closing bid prices for the stock for twenty two days or (ii) 80% of the average of the five lowest closing bid prices for the stock for sixty days. The conver- sion price of the balance of the put notes shall be 86% of the average of the three lowest closing bid prices for ten days.
                9. The debentures have penalty clauses if the common stock is not issued when required by the debenture holder.
                10. The debentures are unsecured.
                11. The Company's right to exercise the put commences
                    on the actual effective date of the SEC Registration
                    Statement and expires three years after the effective date.
                12. Right of first refusal - The debenture holders have
                    the right to purchase a proportionate amount of new issued shares in order to maintain their ownership interest percentage.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JULY 31, 2001
                                   (UNAUDITED)



NOTE 10         CONVERTIBLE DEBENTURES (CONTINUED)

                                                                                         July 31,             October 31,
                                                                                           2001                  2000
                                                                                        (Unaudited)            (Audited)

                Laurus Master Fund, Ltd.                                            $         354,750     $               0
                ------------------------

                In April and July 2001, the Company issued $500,000 and $150,000 of 8% convertible debentures under the following terms and conditions:

                1.  Due dates - April 2002 and July 2002.
                2.  Interest on September 30, 2001 and quarterly
                    thereafter.
                3.  Default interest rate - 20%.
                4.  On the first financing, the Company issued warrants to purchase 1,500,000 shares of common stock at the lesser of
                    $.1225 per share or an amount equal to the average of the
                    three lowest closing prices for a ten day trading period.
                    The Company may redeem the warrants for $.666 per share. On the second financing, the Company issued warrants to
                    purchase 1,500,000 shares of common stock at the lesser of
                    $.048 or an amount equal to 105% of the average of the three lowest closing bid prices for the common stock for the ten trading days prior to but not including the date the
                    warrants are exercised.
                5.  Conversion terms - The debenture holder shall have the right to convert all or a portion of the outstanding principal
                    amount of this debenture plus any accrued interest into such number of shares of common stock as shall equal the quotient obtained by dividing the principal amount of this debenture by the applicable conversion price.
                6.  Conversion price - Lower of eighty percent of the average of the three lowest closing bid prices for a specified three
                    day or twenty-two day period.
                7.  Prepayment - The debenture may not be paid prior to
                    the maturity date without the consent of the holder.
                8.  The debenture is secured by 9,285,600 shares of
                    common stock owned by an officer of the Company
                    and the Company paid the officer $50,000 for
                    pledging these shares.
                                                                                    -----------------     -----------------

                    Total debentures                                                        2,946,206             1,750,000

                    Less current portion                                                    1,040,000                     0
                                                                                    ------------------    -----------------

                    Long-term portion                                               $       1,906,206     $       1,750,000
                                                                                    ==================    ==================

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JULY 31, 2001
                                   (UNAUDITED)



NOTE 11         NOTE PAYABLE
                                                                                         July 31,             October 31,
                                                                                           2001                  2000
                                                                                        (Unaudited)            (Audited)
                Note payable to Community First National Bank due in monthly payments of principal and interest of $545 with interest at 7%
                until March 7, 2004. The note is secured by an automobile which costs $36,000 and
                has a book value of $2,400.                                         $          15,890     $          19,814

                Less:  current portion                                                          5,805                 5,335
                                                                                    -----------------     -----------------

                Net long-term debt                                                  $          10,085     $          14,479
                                                                                    =================     =================

                Maturities of long-term debt are as follows:

                    2001                                                            $           5,805     $           5,476
                    2002                                                                        6,028                 5,721
                    2003                                                                        4,057                 6,135
                    2004                                                                            0                 2,482
                                                                                    -----------------     -----------------

                                                                                    $          15,890     $          19,814
                                                                                    =================     =================

NOTE 12         REAL ESTATE LEASE

                On June 1, 1999, Invnsys leased a new facility from a related entity. The lease commenced on July 1, 1999, requires initial annual rentals of $153,600 (with annual increases) plus taxes and operating costs and expires on December 31, 2024. Invnsys has also guaranteed the mortgage on the premises in the amount of $931,956 and gave a security interest in all of its assets (excluding $378,976 of inventory) in the amount of $2,905,218.

                Future minimum lease payments, excluding taxes and expenses, are as follows:

                    July 31, 2002                                                                         $         170,050
                    July 31, 2003                                                                                   178,557
                    July 31, 2004                                                                                   187,486
                    July 31, 2005                                                                                   196,861
                    November 1, 2005 - December 31, 2024                                                          6,486,415
                                                                                                          ------------------

                    Total                                                                                 $       7,219,369
                                                                                                          ==================

                Rent expense for the nine months ended July 31, 2001 and 2000 was $126,087 and $116,037 respectively.

       See Accompanying Notes and Independent Accountants' Review Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JULY 31, 2001
                                   (UNAUDITED)



NOTE 13         ADVERTISING

                All direct advertising costs are expensed as incurred. For the nine months ended July 31, 2001 and 2000 advertising costs were $71,292 and $74,555, respectively.

NOTE 14         INTEREST

                The Company incurred interest expenses for the nine months ended July 31, 2001 and 2000 as follows:

                                                                                                               July 31,
                                                                                         July 31,                2000
                                                                                           2001               (Unaudited)
                                                                                        (Unaudited)           (Restated)

                    For operations                                                  $         169,703     $          73,645
                    For convertible debentures-beneficial
                        conversion feature                                                   1,317,438             1,242,439
                                                                                    ------------------    ------------------

                    Total                                                           $        1,487,141    $        1,316,084
                                                                                    ==================    ==================

NOTE 15         PRODUCT WARRANTY PROVISION

                Invnsys established a provision for product warranty to cover any potential warranty costs on computer equipment that are not covered by the computer manufacturer's warranty.

                Warranty summary
                                                                                         July 31,              July 31,
                                                                                           2001                  2000
                                                                                        (Unaudited)           (Unaudited)

                    Balance, beginning of period                                    $          20,000     $          50,000
                    Reduction for the period                                                    1,654                 2,079
                                                                                    -----------------     -----------------

                    Balance, end of period                                          $          18,346     $          47,921
                                                                                    =================     =================

NOTE 16         RESEARCH AND DEVELOPMENT

                Invnsys incurred research and development cost for the nine months ended July 31, 2001 and 2000 of $6,034 and $5,224, respectively.

       See Accompanying Notes and Independent Accountants' Review Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JULY 31, 2001
                                   (UNAUDITED)



NOTE 17         OFFICERS' COMPENSATION

                The Company entered into employment agreements with four of its corporate officers. There contracts are for three years beginning July 2001 and provide for the following:

                1.    Salaries from $150,000 to $250,000 for each officer
                2.    Bonuses of 1% of total sales for each of its four officers
                3. Options for 1,200,000 shares of common stock which will vest and be exercisable for a period of ten years
                4.    Option price of $.02 a share
                5.    Termination -
                           Termination by the Company without cause - the employee shall receive six months salary Change of control - in the event of change of control, the Company shall pay the employee a lump sum payment of three years annual salary

NOTE 18         ECONOMIC DEPENDENCY

                For the nine months ended July 31, 2001, Invnsys had sales of approximately 30% of its PDA's to one customer.

                Invnsys purchased approximately 19% of its PDA's from one supplier.

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

                A summary of the option activity for the nine months ended July 31, 2001 and 2000 pursuant to the terms of the plan is as follows:

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JULY 31, 2001
                                   (UNAUDITED)



NOTE 19         EMPLOYEE STOCK OPTIONS (CONTINUED)

                                                                                              Shares             Weighted
                                                                                               Under              Average
                                                                                              Option          Exercise Price

                      Options outstanding at November 1, 1999                                    2,350,000        $       0.75
                        Granted                                                                  1,310,000                1.15
                        Exercised                                                                 ( 70,000)                .75
                        Canceled                                                                 ( 275,000)                .75
                                                                                        ------------------  ------------------

                      Options outstanding at July 31, 2000                                       3,315,000        $       0.95
                                                                                        ==================  ==================

                      Options outstanding at November 1, 2000                                    3,385,000        $       0.92
                         Granted                                                                 1,200,000                 .02
                         Exercised                                                                       0                 .00
                         Canceled                                                                ( 282,500)               1.60
                                                                                        ------------------  ------------------

                      Outstanding at July 31, 2001                                               4,302,500        $       0.90
                                                                                        ==================  ==================

                      2,932,500 shares are exercisable at July 31, 2001.

                Information regarding stock options outstanding as of July 31, 2001 and 2000 is as follows:

                                                                                       2001                      2000
                                                                                -------------------      ---------------------

                      Price range                                                        $0.02 - $2.00               $0.75 - $2.00
                       Weighted average exercise and grant
                        date prices                                                           $0.66                      $0.95
                      Weighted average remaining contractual life                 8 years, 6 months               9 years, 0 months
                      Options exercised
                           Price range                                                            0                          0
                           Shares                                                                 0                          0
                           Weighted average exercise price                                        0                          0

                The weighted average fair value of options granted were estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions:

                      Dividend yield                                                              0                          0
                      Expected volatility                                                        50 %                       30 %
                      Risk free interest rate                                          5.13% - 6.65 %                     6.40 %
                      Expected life                                                     5 - 10 years               5 - 10 years

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JULY 31, 2001
                                   (UNAUDITED)


NOTE 19         EMPLOYEE STOCK OPTIONS (CONTINUED)

                For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                                                               July 31,
                                                                                         July 31,                2000
                                                                                           2001               (Unaudited)
                                                                                        (Unaudited)           (Restated)

                Net (loss)
                    As reported                                                     $        ( 3,750,228) $        ( 3,564,979)

                    Pro forma                                                       $        ( 4,006,423) $        ( 3,834,077)

                (Loss) per share attributable to
                   common stock
                    As reported                                                     $           ( .07)    $           ( .12)

                    Pro forma                                                       $           ( .07)    $           ( .13)

NOTE 20         COMMON STOCK PURCHASE WARRANTS

                As of July 31, 2001 the Company has issued the following common stock purchase warrants:

                                                             Number                                     Exercise
                                       Date                 of Shares               Term                  Price
                               --------------------    ------------------    ------------------    ------------------

                                         May 13, 1999             100,000               3 years    $             1.00
                                         May   7, 1999             80,000              10 years    $             0.75
                                         May 13, 1999             100,000              10 years    $             1.00
                                         November  9, 1999        100,000               4 years    $              .94
                                         December 14, 1999         75,000               3 years    $             1.66
                                         December 28, 1999        200,000               4 years    $              .94
                                         January 10, 2000         281,250               5 years    $              .99
                                         March 27, 2000           615,000               5 years    $        1.45 - 2.05
                                         May 17, 2000             125,000               5 years    $        1.04 - 5.00
                                         August 30, 2000           34,125               5 years    $             .937
                                         August 30, 2000          250,000               3 years    $              .50
                                         August 30, 2000          250,000               3 years    $              .75
                                         August 30, 2000           36,364               3 years    $             1.00
                                         September   3, 2000      109,000               3 years    $             1.00
                                         September 27, 2000       278,750               3 years    $              .90
                                         October 31, 2000         500,000               2 years    $            .4755


                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JULY 31, 2001
                                   (UNAUDITED)



NOTE 20         COMMON STOCK PURCHASE WARRANTS (CONTINUED)

                                                             Number                                     Exercise
                                       Date                 of Shares               Term                  Price
                               --------------------    ------------------    ------------------    ------------------

                                         December 20, 2000        400,000               5 years    $            .2275
                                         December 20, 2000        150,000               5 years    $            .2275
                                         April 26, 2001         1,500,000               5 years    $            .1225
                                         June 22, 2001          1,500,000               5 years    $             .042
                                         June 27, 2001          1,500,000               5 years    $             .048
                                                       ------------------
                                                                8,184,489

                5,184,489 shares are exercisable at July 31, 2001.

NOTE 21         COMMON STOCK AVAILABLE FOR ISSUANCE

                The Company has committed to issue shares for employee stock options, purchase warrants and convertible debentures and if all of the shares were issued the total shares issued would exceed the 100 million shares authorized. The Company must receive approval from the stockholders to increase its authorized shares in order to eliminate this situation.

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

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JULY 31, 2001
                                   (UNAUDITED)



NOTE 23         CASH IN BANK

                The Company has $176,308 deposited in one banking institution. Only $100,000 of the balance is insured by the Federal Deposit Insurance Corporation.

NOTE 24         SETTLEMENT OF LAWSUIT

                Invnsys settled its lawsuit with Epson America, Inc. for $2,500 which generated $101,369 of income on the settlement.

NOTE 25         CANCELLATION OF DEBT

                The Company negotiated a cancellation of a $122,000 account payable with a supplier. This cancellation resulted in $122,000 of cancellation of debt income.

NOTE 26 RESTATEMENT OF JULY 31, 2000 NET (LOSS), PAID IN CAPITAL, RETAINED EARNINGS AND NET (LOSS) PER SHARE

                The July 31, 2000 financial statements did not record the interest expense - convertible debentures - beneficial conversion feature in the amount of $1,242,439. The statements are restated as follows:

                       Net (loss)
      As previously reported ...............................   $(2,322,540)
      Adjustment
        Interest expense -convertible debentures- beneficial
          conversion feature ...............................    (1,242,439)
                                                                -----------

      As restated ..........................................   $(3,564,979)
                                                                ===========

Paid-in capital
      As previously reported ...............................   $ 4,050,714
      Adjustment
        Interest expense -convertible debentures- beneficial
          conversion feature ...............................     1,242,439
                                                                -----------

      As restated ..........................................   $ 5,293,153
                                                                ===========

Retained earnings
      As previously reported ...............................   $(3,963,703)
      Adjustment
        Interest expense -convertible debentures- beneficial
          conversion feature ...............................    (1,242,439)
                                                                -----------

      As restated ..........................................   $(5,206,142)
                                                                ===========

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JULY 31, 2001
                                   (UNAUDITED)



NOTE 26 RESTATEMENT OF JULY 31, 2000 NET (LOSS), PAID IN CAPITAL, RETAINED EARNINGS AND NET (LOSS) PER SHARE (CONTINUED)

Net (loss) per share
      As previously reported ...............................   $     (.03)
      Adjustment
        Interest expense -convertible debentures- beneficial
          conversion feature ...............................         (.09)
                                                                      ---

      As restated ..........................................   $     (.12)
                                                                      ===

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

                Summary of business segment for the nine months ended July 31, 2001 is as follows:

                                                 Internet         Product       Services       General and
                                                   Sales           Sales        and Other     Administrative     Consolidated

                Sales                          $     487,812  $    1,453,916    $   233,992  $            0     $   2,175,720

                Operating (loss)                   ( 577,056)         49,545     (3,222,717)              0       ( 3,750,228)

                Identifiable assets                1,860,768               0        402,803       1,020,623         3,284,194

                Depreciation                         144,724               0         38,473               0           183,197

                Expenditures for long-               141,281               0          2,812               0           144,093
                  lived assets

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JULY 31, 2001
                                   (UNAUDITED)



NOTE 29         UNAUDITED FINANCIAL INFORMATION

                The accompanying financial information as of July 31, 2001 is unaudited. In managements opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

NOTE 30         GOING CONCERN

                These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred $3,750,228 of losses for the nine months ended July 31, 2001, has not realized the sales that it had anticipated from its large national/regional customers and is receiving its convertible debenture funding in periodic payments in lieu of a lump-sum payment. These factors raise doubt as to the Company's ability to continue as a going concern.

                Management's plan to eliminate the going concern situation include but are not limited to seeking more international sales for its products, monitoring expenditures and deferring the payments on officers' compensation.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

         Through its operating subsidiary, INVNSYS, iBIZ designs, manufacturers, and distributes an expanding line of accessories for the fast-growing PDA and handheld computer market which are distributed through large retail chains such as CompUSA, Staples, and Fry's Electronics as well as numerous e-commerce sites such as Walmart.com, Mobile Planet and others. iBIZ also provides Web-enabling services which include Co-location services, Web design and development, and data center technical management services. Additionally, iBIZ markets LCD monitors, OEM notebook computers, digital subscriber line services, third party software, and general purpose financial application keyboards.

Selected Financial Information.

                                                                   Three Month Period Ended
                                                                                          07/31/2000
                                                           07/31/2001                     (Restated)
                                                           ----------
Statement of Operations Data
         Net sales                                         $       566,035              $  1,142,040
         Gross profit                                      $       (14,428)             $    227,226
         Operating income (loss)                           $      (780,929)             $   (740,357)
         Net earnings (loss) after tax                     $    (1,357,070)             $   (771,594)
         Net earnings (loss) per share                     $         (0.02)             $      (0.03)


                                                           07/31/2001                     10/31/2000

Balance Sheet Data
         Total assets                                      $     3,284,194              $  4,016,882
         Total liabilities                                 $     4,224,962              $  3,135,576
         Stockholders' equity (deficit)                    $      (940,768)             $    881,306

Results of Operations.

Three month period ended July 31, 2001, compared to three month period ended July 31, 2000.

     Revenues. Sales decreased by approximately 50% to $566,035 for the three month period ended July 31, 2001 from $1,142,040 for the three month period ended July 31, 2000. The decrease was mainly as a result of an industry wide delay in technology capital spending coupled with the cessation of the Northpoint Communications DSL Service offering.

Cost of Sales. The cost of sales decreased by approximately 36% to $580,463 in the three month period ended July 31, 2001 from $914,814 in three month period ended July 31, 2000. The decrease in cost of sales is attributable primarily to the decrease in sales for the period.

     Gross Profit. Gross profit decreased to approximately ($14,428) for the three month period ended July 31, 2001 from approximately $227,226 for the three month period ended July 31, 2000. The decrease of approximately 106% resulted primarily from the decrease in period revenues as compared to the same prior year period.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased approximately 19% to $771,754 from $955,483 for the three month period ended July 31, 2001. The decrease was primarily due to the elimination of costs associated with operating prior lines of business as well as a decrease in financing activities as compared to the prior period.

     Interest Expense. Interest expenses increased to $76,379 for the three month period ended July 31, 2001 from $44,424 for the three month period ended July 31, 2000. Interest accrued is primarily related to the convertible debentures.

     Interest Expense. Convertible Debenture-Beneficial Conversion Feature. The Company has issued convertible debt securities with a non-detachable conversion feature that was "in the money" at the date of issue. The Company accounts for such securities in accordance with Emerging Issues Task Force Topic D-98-5. The Company has recorded the fair value of the beneficial conversion feature as interest expense and an increase to Paid-in Capital in Excess of Par Value of Stock. Interest expense of $506,021 for the three month period ended July 31, 2001, a increase from the interest expense of $0 for the three month period ended July 31, 2000 was incurred under the Company's convertible debenture-conversion feature. The increase resulted from the reduction in new convertible debentures issued as compared to the corresponding period from the prior year.

     Net Earnings. Net losses increased to $1,357,070 for the three month period ended July 31, 2001 from $771,594 for the three month period ended July 31, 2000. The increase in losses resulted primarily from a decrease in revenue coupled with an increase in the interest expenses for the Company's convertible debenture-beneficial conversion feature as well as the addition of fixed costs associated with the delivery of the company's colocation service offering.

Nine month period ended July 31, 2001, compared to nine month period ended July 31, 2000.

     Revenues. Sales decreased by approximately 32% to $2,175,720 for the nine month period ended July 31, 2001 from $3,207,019 for the nine month period ended July 31, 2000. The decrease was mainly as a result of an industry wide delay in technology capital spending coupled with the cessation of the Northpoint Communications DSL Service offering.

     Cost of Sales. The cost of sales decreased by approximately 23% to $2,084,389 in the nine month period ended July 31, 2001 from $2,689,935 in nine month period ended July 31, 2000. The decrease in cost of sales is attributable primarily to an overall reduction in revenues coupled with the sale of products which have greater relative margins than past products.

     Gross Profit. Gross profit decreased to approximately $91,331 for the nine month period ended July 31, 2001 from approximately $517,084 for the nine month period ended July 31, 2000. The decrease of approximately 82% resulted primarily from the overall delay in technology spending and the resultant decrease in gross revenues. In addition, management contributes the decrease to expenses related to the development of the company's colocation offering, the expansion of the PDA accessory product offering and financing activities related to the convertible debentures.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased approximately 6% to $2,626,640 from $2,784,039 for the nine month period ended July 31, 2001. The decrease was primarily due to a reduction in support costs associated with expanding the PDA and co-location product offerings, as well as a reduction in fees paid in connection with financing activities.

     Interest Expense. Interest expense increased to $169,703 for the nine month period ended July 31, 2001 compared to $73,645 for the nine month period ended July 31, 2000. Interest accrued primarily related to the convertible debentures.

     Interest Expense. Convertible Debenture-Beneficial Conversion Feature. The Company has issued convertible debt securities with a non-detachable conversion feature that was "in the money" at the date of issue. The Company accounts for such securities in accordance with Emerging Issues Task Force Topic D-98-5. The Company has recorded the fair value of the beneficial conversion feature as interest expense and an increase to Paid-in Capital in Excess of Par Value of Stock. Interest expense of $1,317,438 for the nine month period ended July 31, 2001, a increase of 6% from the interest expense of $1,242,439 for the nine month period ended July 31, 2000 was incurred under the Company's convertible debenture-conversion feature. The increase resulted from the reduction in new convertible debentures issued as compared to the corresponding period from the prior year.

     Net Earnings. Net losses increased to $3,750,228 for the nine month period ended July 31, 2001 from $3,564,979 for the nine month period ended July 31, 2000. The increase in losses resulted primarily from the increase in the interest expenses for the Company's convertible debenture-beneficial conversion feature, tooling and selling costs associated with the expansion of the PDA accessory line, and fixed operating costs associated with bringing the collocation facility on-line.

     Liquidity and Capital Resources.

     Historically, IBIZ has had difficulty obtaining sufficient capital to fund its operations. The Company has been unable to generate sufficient internal cash flow to fund all of its obligations. The Company has spent substantial funds on construction and installation of its co-location facility and expansion of its sales and marketing efforts.

     In the three months ended July 312001, the Company issued $540,000 of 8% convertible notes. The notes are due and payable in the three months ended July 31, 2002, unless converted into common stock of the Company prior to that time. Certain investors have orally agreed to fund approximately $300,000 through additional convertible debentures. We believe this should satisfy our funding requirements for approximately the next 12 months, although there can be no assurance such funds will be adequate. In the event we do not receive additional funds within the next three months, we may be required to curtail certain operations until funds become available.

     Management believes that its recent addition of Staples, EURPAC, TMX, and DaisyTEK as distribution outlets for the company's PDA accessory offering as well as ongoing additions to its server co-location facility should improve its liquidity and cash flow. A continuing increase in orders from various PDA retail and distribution outlets may require greater capital than is presently available to the Company. The Company has entered into a purchase order and receivables financing agreement established to insure available funding for anticipated growth in PDA sales volumes.

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


         Item 2.           Changes in Securities

                (c)      Recent Sales of Unregistered Securities

     The securities described below represent equity securities of iBIZ sold by iBIZ during the three month period ended July 31, 2001 that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), all of which were issued by the Company pursuant to exemptions under the Securities Act. Underwriters were involved in none of these transactions. In each case, the securities were sold to accredited investors, as determined by an investor
questionnaire   executed  in  conjunction   with  the  respective   subscription
agreements.

     In the three months ended July 2001, the Company issued an aggregate of $540,000 of 8% Convertible Notes (the "Notes"). The conversion price for the Notes is the lesser of (i) 80% of the average of the three lowest closing bid prices of the Common Stock on the Principal Market for the twenty-two (22) trading days prior to the closing Date, or (ii) 80% of the average of the five lowest closing bid prices of the Common Stock for the 60 trading days prior to the Conversion Date, as defined in the Note. The maximum share of the Company that any Subscriber may own after conversion at any given time is 4.99%, unless the Subscriber gives 75 days prior notice. The Notes mature in the three months ended July 2002, with interest only payments due quarterly. The Company also issued warrants to purchase 3,000,000 shares of Common Stock. The warrants give the holder the right to purchase common stock for the lower of $0.021 for 1,500,000 shares and $0.042 for 1,500,000 shares or the average of the lowest three closing prices for the Common Stock for the ten trading days prior to conversion, subject to certain equitable anti-dilution provisions. The warrants are immediately exercisable.


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

     Dated this 14th day of September, 2001



                                                     IBIZ TECHNOLOGY CORP.

                                          By:/s/ KENNETH W. SCHILLING
                                                 Kenneth W. Schilling, President




                                        By:/s/ TERRY S. RATLIFF
                                               Terry S. Ratliff, Vice President,
                                               Chief Financial Officer and
                                               Secretary