Form 10KSB
period 2001-10-31
IBIZ TECHNOLOGY CORP
filed 2002-02-27
CIK 1079893

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                               FORM 10-KSB ANNUAL
                          REPORT PURSUANT TO SECTION 13
                                 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 FOR FISCAL
                          YEAR ENDED OCTOBER 31, 2001.


                                   000-027619
                             Commission File Number

                              IBIZ TECHNOLOGY CORP.
                 (Name of small business issuer in its charter)


             Florida                                   86-0933890
   State or other jurisdiction                        IRS Employer
     of incorporation                              Identification No.

    2238 West Lone Cactus Drive, #200, Phoenix, Arizona 85021, (623) 492-9200
          (Address and telephone number of principal executive offices)

         Securities registered under Section 12(b) of the Exchange Act:
                                     None.


         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, par value $0.001


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X].

     The registrant's revenues from continuing operations for the year ended October 31, 2001 were $2,607,517.

     As of February 26, 2002, the aggregate market value of the common stock held by non-affiliates computed by reference to the average bid and asked prices of such stock was $1,407,478.

     As of February 26, 2002, the registrant had 223,409,275 shares of common stock, par value $.001 per share, outstanding.

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

     In January 2000, the Company began offering network integration services. In March 2000, the Company began offering digital subscriber line (DSL) services. As of October 31, 2001, the Company discontinued these services.

     On September 18, 2000, the Company announced the opening of its new data center/Web-hosting server co-location facility, located in Phoenix. The data center allows clients to run their Web-based activities over the Internet without having to maintain internal IT and other systems-related staffing and equipment. Through this facility, iBIZ provides Web-hosting services, including hardware connections, scalable bandwidth, and back-up servers to ensure clients of continuous data traffic and Internet-based operations with uninterrupted connectivity. iBIZ also provides high levels of physical and systems security and around-the-clock maintenance, monitoring and technical support. The facility has an extensive raised floor, with secured cabinet space for up to 390 clients, 11 full-size, individually secured data suites, and a mezzanine level with rack space for 1200 leased computer servers. Additionally, the facility has space available for custom built enclosures. The iBIZ-designed infrastructure includes 3 primary environmental control systems and uninterruptible power systems with battery and generator back-up functions. The facility is connected by 3 diverse optical fiber routes and by 4 major access providers, delivering Internet traffic directly to the Internet backbone. As of October 31, 2001, the Company discontinued this service.

     In March 2000, the company introduced the Keysync Keyboard and a line of products specific to the personal digital assistant (PDA) market. Through October 31, 2001, the company has expanded the product mix to more than fifty different individual PDA products.

     iBIZ's principal offices are located at 2238 West Lone Cactus, #200, Phoenix, Arizona 85021. iBIZ maintains a website at www.ibizcorp.com. The information on the website is not part of this report.

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

     PRODUCTS AND SERVICES

     For the year ended October 31, 2001, INVNSYS engaged in the business of designing, manufacturing and distributing small-footprint desktop computers, transaction printers, general purpose financial application keyboards, numeric keypads, cathode ray tube ("CRT") and thin-film transistor liquid-crystal-display ("TFT-LCD") monitors and related products. INVNSYS also markets a line of original equipment manufacturer ("OEM") notebook computers and distributes color printers. In addition to hardware INVNSYS sells third-party hardware, software, and related supplies.

     INVNSYS' success is dependent upon the introduction of new products and the enhancement of existing products. INVNSYS is actively engaged in the design and development of additional computers and peripherals to augment its present product line. Currently, INVNSYS designs many of its products in-house.

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

     - Keyboards. We market a range of keyboards and numeric keypads targeted at financial institutions. We market our "KeySync" keyboard specifically designed for use with PDAs.

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

     DISCONTINUED OPERATIONS AND CONSOLIDATION OF OPERATIONS

     As of October 31, 2001, management elected to discontinue non profitable segments of company operations and to focus on profitable business units. The discontinued segments include the network integration services, digital subscriber line (DSL), and co-location computer data and server facility.

     The company is focusing it's current business on the PDA accessory business as well as industry specific products, which include financial application keyboards, LCD Monitors, and small footprint computers.

     The company sold the co-location operations to Arizona Internet LLC. and netted approximately $188,000 from the sale. In addition the company kept approximately $250,000 of assets, which it is holding currently for resale.

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

     KeyLink Software License. iBIZ has an exclusive, perpetual license to use, distribute and offer for sale with associated hardware the software that facilitates the connection between the KeySync keyboard and PDA's

     PATENTS AND TRADEMARKS

     INVNSYS holds United States and or foreign patents for its products. iBIZ filed a patent application for its Lapboard keyboard and was awarded patent 09/765169 on January 3, 2002. In general, INVNSYS believes that its success will depend primarily upon the technical expertise, creative skills, and management abilities of its officers, directors, and key employees rather than on patent ownership.

     iBIZ has filed an application with the United States Patent and Trademark Office for the use of the names "iBIZ" and "KeySync" and received a trademark award for the iBIZ name on January 8, 2002. The Company is currently investigating various other product trademarks.

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

     COMPETITION

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

     Management believes that it can compete effectively by providing computers, peripherals, and PDA accessories utilizing unique designs and space-saving qualities. Although Management believes it has been successful to date, there can be no assurance that INVNSYS will be able to compete successfully in the future.

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


     Employees

     As of October 31, 2001, INVNSYS had approximately 15 full-time employees. No employee of INVNSYS is represented by a labor union or is subject to a collective bargaining agreement. INVNSYS has never experienced a work-stoppage due to labor difficulties and believes that its employee relations are good.

     ITEM 2. DESCRIPTION OF PROPERTY.

     On February 1, 2002, iBIZ began leasing approximately 4,343 square feet of custom built office space located at 2238 West Lone Cactus, #200, Phoenix, Arizona. The facility is used for administration, design, engineering and assembly of products. iBIZ's lease is for a term of 3 years, with monthly rental payments from $2,172 to $4,343 plus taxes and operating costs.


     ITEM 3. LEGAL PROCEEDINGS.

     iBIZ has been assessed approximately $62,000 in penalties and interest by the IRS in connection with payroll taxes due through the first quarter of 1999. The Company has paid the taxes, interest, and some portion of the penalty, but has requested an abatement of the remaining penalty imposed. The Company is awaiting a final disposition by the IRS.


     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                     PART II

     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


     MARKET FOR COMMON EQUITY

     Our common stock is currently traded on the Over The Counter Bulletin Board. The common stock was initially listed under the symbol "EVCV" on June 3, 1998, and trading began on July 16, 1998. On October 26, 1998, we changed our trading symbol to "IBIZ." The following charts indicate the high and low sales price for the common stock for each fiscal quarter between November 1, 1998, and October 31, 2001, as quoted on the Over The Counter Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                                    Price
                                  Quarter Ended            High              Low
                              ---------------------- ----------------- ----------------
                                     January 99             2.563          1.156
                                       April 99             1.875          0.750
                                        July 99             2.266          0.625
                                     October 99             1.500          0.844
                                     January 00             2.063          0.969
                                       April 00             3.188          0.938
                                        July 00             1.281          0.625
                                     October 00             1.219          0.375
                                     January 01             0.419          0.177
                                       April 01             0.220          0.135
                                        July 01             0.200          0.010
                                     October 01             0.550          0.020
                               Through November             0.030          0.010
                                       30, 2001
                              ---------------------- ----------------- ----------------

     As of November 30, 2001, management believes there to be approximately 7,142 holders of record of iBIZ's common stock. To date, iBIZ has not paid any dividends on its common stock. iBIZ does not currently intend to pay dividends in the future. iBIZ is prohibited from declaring or paying dividends while certain debentures or warrants are outstanding.


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

     During 2000, the Company issued an aggregate of 5,680,713 shares of common stock to seven purchasers upon conversion of convertible debentures at effective prices between $.30 and $.805 per share. The sales were made to accredited investors in reliance on Rule 506 or Section 4(2) under the Securities Act.

     In September 2000, the Company issued an aggregate of 368,364 shares of common stock to four individuals or entities at prices ranging from $.45 and $.55 per share. the Securities Act. In connection with such sale, the Company issued warrants to purchase 424,114 shares of Common Stock, exercisable for a period of three years at prices between $.90 and $1.00 per share. The shares and warrants were issued in reliance on Section 4(2) of the Securities Act to an accredited investor.

     During 2000, the Company issued an aggregate of 620,000 shares of common stock to four purchasers upon exercise of warrants at $.75 per share. The sales were made to accredited investors in reliance on Rule 506 or Section 4(2) under the Securities Act.

     The Company entered into a certain stock purchase agreement with various individuals and institutions in which they agreed to purchase an aggregate of $5 million of 8% Convertible Notes (the "Notes"). The Conversion Price for all of the Notes is the lesser of (i) 80% of the average of the three lowest closing bid prices of the Common Stock on the Principal Market for the twenty-two (22) trading days prior to the Closing Date, or (ii) 80% of the average of the five lowest closing bid prices of the Common Stock on the Principal Market for the sixty (60) trading days prior to the Conversion Date, as defined in the Note. The maximum share of the Company that any Subscriber may own after conversion at any given time is 4.99%, unless the Subscriber gives 75 days prior notice. In connection with the issuance of the Notes, the Company issued an aggregate of 1,050,000 warrants to purchase common stock to two institutions. The warrants are exercisable for a period of five years at prices ranging from $.2275 to $.4755. All of the foregoing securities were issued in reliance on Section 4(2) of the Securities Act of 1933 to accredited investors.

     In January 2000, the Company issued 250,000 shares of common stock to one investor at a price of $1.10 per share. The sale was made to an accredited investor in reliance on Rule 506 or Section 4(2) under the Securities Act.

     During September and October 2000, the Company issued an aggregate of 3,237,252 shares of common stock to 12 investors at prices ranging from$.30 to $.55 per share. The sales were made to accredited investors in reliance on Rule 506 or Section 4(2) under the Securities Act.

     During September 2000, the Company issued an aggregate of 48,888 shares of common stock at an effective price of $.45 per share to four individuals in payment of outstanding invoices totaling $22,000. The sales were made in reliance on Rule 506 or Section 4(2) under the Securities Act.

     During December 2000 and January 2001, the Company issued an aggregate of 205,542 shares of common stock to five entities in connection with conversion of or interest payments on convertible debentures. Such shares were issued at effective prices ranging from $.12 to $.21 per share. The sales were made to accredited investors in reliance on Rule 506 or Section 4(2) under the Securities Act.

     During February 2001 through November 2001, the Company issued an aggregate of 61,298,682 shares of common stock to five entities in connection with conversion of or interest payments on convertible debentures. Such shares were issued at effective prices ranging from $.0120 to $.0195 per share. The sales were made to accredited investors in reliance on Rule 506 or Section 4(2) under the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

      Through its operating subsidiary, INVNSYS, iBIZ designs, manufactures, and distributes small footprint desktop computers, transaction printers, general purpose financial application keyboards, numeric keypads, CRT's, TFT-LCD monitors and related products. INVNSYS also markets a line of OEM notebook computers and distributes a line of transactional and color printers. iBIZ also offered network integration services, digital subscriber line high-speed Internet connection services, a co-location server facility and business-to-business software sales. To provide a greater range of products, iBIZ resells third-party hardware, software and related supplies.

     Selected Financial Information.

                                                 YEAR ENDED
                                                 ----------
                                        10/31/00             10/31/01
-------------------------------------------------------------------------

Statement of Operations Data                $                    $
      Net sales                              3,992,349            1,966,665
      Gross profit                             428,806              541,909
      Operating income from
         continuing operations(loss)        (5,094,864)          (4,640,715)
      Net earnings (loss) after tax         (5,455,728)          (6,748,794)
      Net earnings (loss) per share              (0.18)               (0.12)

Balance Sheet Data
      Total assets                           4,016,882              923,858
      Total liabilities                      3,135,576            4,868,336
      Stockholders' equity (deficit)           881,306           (3,944,478)

                             RESULTS OF OPERATIONS.

     Fiscal year ended October 31, 2001 compared to fiscal year ended October 31,2000.

     Revenues. Sales from continuing operations decreased by approximately 51% to $1,966,665 in the fiscal year ended October 2001 from $ 3,992,349 in the fiscal year ended October 2000. The decrease was mainly a result of the loss of DSL services we provided through Northpoint Communications who filed for bankruptcy in March of 2001, the stop of demand for co-location and network integration services and a drop of consumer spending for PDA products. Also the lack of an economic recovery from the effects of September 11, 2001.

     Cost of Sales. The cost of sales of $1,424,756 in the fiscal year ended October 2001 decreased from $3,563,543 in the fiscal year ended October 2000, or approximately a 80% decrease. This reduction reflects a drop in purchases from our overseas suppliers as well as the decrease in costs related to providing DSL services.

     Gross Profit. Gross profit increased by approximately 26% to $541,909 in the fiscal year ended October 2001 from $428,806 in the fiscal year ended October 2000. The increase resulted primarily from the decrease in the cost of sales from providing higher margin products and decrease in costs relating to discontinued services.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately 7% to $3,891,469 in the fiscal year ended October 2001 from $3,638,731 for the fiscal year ended October 2000. The increase was primarily due to costs of developing new lines of business (principally DSL and co-location services) and fees paid in connection with financing activities.

     Interest Expense. Interest expense of $101,563 for the fiscal year ended October 2000 and of $226,863 for the fiscal year ended October 2001 was accrued on notes payable to Community First National Bank primarily extended for working capital purposes and on convertible debentures issued to various investors as described herein.

     Interest Expense -- Convertible Debenture - Beneficial Conversion Feature. The Company has issued convertible debt securities with a non-detachable conversion feature that was "in-the-money" at the date of issue. The Company accounts for such securities in accordance with Emerging Issues Task Force Topic D-60. The Company has recorded the fair value of the beneficial conversion feature as interest expense and an increase to Paid-in Capital in Excess of Par Value of Stock. Interest expense of $1,336,793 for the fiscal year ended October 2001 was incurred under the Company's convertible debenture-beneficial conversion feature.

     Net Loss. Net loss from continuing operations decreased to $4,640,718 for the fiscal year ended October 2001 from a net loss of $5,094,864 for the fiscal year ended October 2000. The loss resulted from the increase in the selling, general and administrative expenses and the imposition of interest expenses for the Company's convertible debenture-beneficial conversion feature.

     Discontinued Operations. Net Loss from discontinued operations increased from $360,864 in fiscal year ended October 31, 2000 to $706,704 in fiscal year ended October 2001. The reason for the increase was the company had a full year of operating expense with revenues that weren't sufficient to cover the expenses.

     Write down of assets held for sale. The company wrote off $1,401,372 of assets from it discontinued operations in accordance with FASB 121.

     Fiscal year ended October 31, 2000 compared to fiscal year ended October 31,1999.

     Revenues. Sales increased by approximately 17% from $3,402,681 in the fiscal year ended October 1999 to $3,992,349 in the fiscal year ended October 2000. The increase was mainly as a result of the focus by management on raising financing for iBIZ and a transition to a new line of products. INVNSYS experiences short product life cycles and the declining revenues reflect declining sales volumes for existing products which were not replaced by any significant sales of new products, and which management estimates did not exceed $10,000.

     Cost of Sales. The cost of sales of $1,682,905 in the fiscal year ended October 1999 increased to $3,563,543 in the fiscal year ended October 2000, or an approximate 112%increase. This increase reflects a coinciding increase in the sale of products resulting in the purchase of more hardware from INVNSYS' overseas suppliers.

     Gross Profit. Gross profit increased by approximately 7% from $399,610, in the fiscal year ended October 1999 to $428,806 in the fiscal year ended October 2000. The increase resulted primarily from the increase in Revenues of our PDA products.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately 147% from $1,473,790 in the fiscal year ended October 1999 to $3,638,731 for the fiscal year ended October 2000. The increase was primarily due to costs of legal and accounting fees, and an increase for additional employee expense.

     Interest Expense. Interest expense of $75,282 for the fiscal year ended October 2000 and of $58,085 for the fiscal year ended October 1999 was accrued on notes payable to Community First National Bank primarily extended for working capital purposes. The decline in interest expense resulted from repayment of most of the principal of the notes in June.

     Net Loss. Net Loss increased from $1,053,563 for the fiscal year ended October 2000 to a loss of $5,455,728 for the fiscal year ended October 2000. The loss resulted from an increase in the selling, general and administrative expenses, a cost of sales decrease that was not in proportion to the significant decrease in revenues, and a substantial decrease in revenues for the fiscal year ended October 1999.

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

     Working Capital decreased $3,585,904 from year end October 31, 2000 to October 31, 2001. The decrease in working capital was primarily caused by the increase in the net loss for the year.

      The company anticipates that the liquidity will increase in the next fiscal year due to the following measures it has instituted:

1. Reduction in selling, general and administrative expenses especially from:

      a)Reduction in payroll from approximately 50 employees to 8.
      b)Reduction in rent by $200,000 per year due to moving to new facilities.

2. Discontinued non profitable business segments.

3. Sale of assets held for sale.

4. Payments of some, but not all payables and wages through the issuance of common stock.

5. Obtained new debenture financing of $222,000 which enabled the company to purchase new products to fulfill sales orders.

     The Company believes that the amounts committed (assuming the Company meets the representations, warranties, covenants, and conditions to receive those amounts) should be sufficient to finance the Company's revised business plans through the Company's fiscal year ended October 31, 2002.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                            OCTOBER 31, 2001 AND 2000


                                TABLE OF CONTENTS



                                                                                                     PAGE NO.

INDEPENDENT AUDITORS' REPORT....................................................................           1

FINANCIAL STATEMENTS

       Consolidated Balance Sheets..............................................................           2

       Consolidated Statements of Operations....................................................         3 - 4

       Consolidated Statement of Stockholders' Equity (Deficit).................................           5

       Consolidated Statements of Cash Flows....................................................         6 - 7

       Notes to Consolidated Financial Statements...............................................        8 - 29



                          INDEPENDENT AUDITORS' REPORT




To The Board of Directors and Stockholders
IBIZ Technology Corp. and Subsidiary


We have audited the accompanying consolidated balance sheets of IBIZ Technology Corp. and Subsidiary as of October 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IBIZ Technology Corp. and Subsidiary as of October 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 25 to the financial statements, the Company has incurred significant operating losses, has negative working capital, lacks sufficient operating cash to purchase products to fill sales orders, is delinquent in the payment of payroll taxes and is delinquent in payment of some wages. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters also are described in Note 25. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




MOFFITT & COMPANY, P.C.
SCOTTSDALE, ARIZONA


February 8, 2002

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                            OCTOBER 31, 2001 AND 2000




                                                              ASSETS


                                                                                      2001                  2000
                                                                                -----------------    ------------------

CURRENT ASSETS
       Cash and cash equivalents                                                $           6,981    $          631,375
       Accounts receivable                                                                 93,747               432,113
       Inventories                                                                        166,742               439,582
       Prepaid expenses                                                                    54,127               104,874
       Net assets held for sale                                                           438,871                     0
                                                                                -----------------    ------------------



              TOTAL CURRENT ASSETS                                                        760,468             1,607,944
                                                                                -----------------    ------------------






PROPERTY AND EQUIPMENT, NET OF
   ACCUMULATED DEPRECIATION                                                               147,378             1,948,715
                                                                                -----------------    ------------------





OTHER ASSETS
       Notes receivable, officers                                                               0               391,332
       Customer list, net of accumulated amortization                                           0                 7,932
       Deposits                                                                            16,012                60,959
                                                                                -----------------    ------------------

              TOTAL OTHER ASSETS                                                           16,012               460,223
                                                                                -----------------    ------------------




              TOTAL ASSETS                                                      $         923,858    $        4,016,882
                                                                                =================    ==================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                      2001                  2000
                                                                                -----------------    ------------------

CURRENT LIABILITIES
       Accounts payable, trade                                                  $         797,585    $          973,894
       Notes payable, trade                                                                57,500                     0
       Accrued liabilities                                                                727,050               198,019
       Sales and payroll taxes payable                                                    121,483                89,023
       Corporation income taxes payable                                                    19,028                19,028
       Deferred income                                                                      4,495                85,798
       Convertible debentures payable, current portion                                  2,305,929                     0
       Note payable, factor                                                                70,734                     0
       Notes payable, other, current portion                                                5,721                 5,335
                                                                                -----------------    ------------------

              TOTAL CURRENT LIABILITIES                                                 4,109,525             1,371,097
                                                                                -----------------    ------------------

LONG - TERM LIABILITIES
       Convertible debentures payable                                                     750,000             1,750,000
       Notes payable, other                                                                 8,811                14,479
                                                                                -----------------    ------------------

              TOTAL LONG - TERM LIABILITIES                                               758,811             1,764,479
                                                                                -----------------    ------------------

STOCKHOLDERS' EQUITY( DEFICIT)
       Common stock
          Authorized - 100,000,000 shares, par
            value $.001 per share
          Issued and outstanding
             October 31, 2001 - 99,862,248 shares                                          99,862                     0
             October 31, 2000 - 37,812,425 shares                                               0                37,813
       Additional paid in capital                                                       9,801,345             7,940,384
       Accumulated deficit                                                           ( 13,845,685)          ( 7,096,891)
                                                                                -----------------   -------------------

              TOTAL STOCKHOLDERS' EQUITY
                 (DEFICIT)                                                            ( 3,944,478)              881,306
                                                                                -----------------   -------------------

              TOTAL LIABILITIES AND
                 STOCKHOLDERS' EQUITY (DEFICIT)                                 $         923,858   $         4,016,882
                                                                                =================   ===================

            See Accompanying Notes and Independent Auditors' Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED OCTOBER 31, 2001 AND 2000




                                                                                      2001                  2000
                                                                                -----------------    ------------------

SALES                                                                           $       1,966,665    $        3,992,349

COST OF SALES                                                                           1,424,756             3,563,543
                                                                                -----------------    ------------------

       GROSS PROFIT                                                                       541,909               428,806

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                                                             3,891,469             3,638,731
                                                                                -----------------    ------------------

OPERATING (LOSS)                                                                      ( 3,349,560)          ( 3,209,925)
                                                                                -----------------    ------------------

OTHER INCOME (EXPENSE)
       Cancellation of debt                                                               223,369                39,950
       Interest income                                                                     28,651                37,178
       Interest expense                                                                 ( 226,863)            ( 101,563)
       Interest expense - convertible debentures-beneficial
        conversion feature                                                            ( 1,336,793)          ( 1,860,454)
       Other income                                                                        20,528                     0
                                                                                -----------------    ------------------

        TOTAL OTHER INCOME (EXPENSE)                                                  ( 1,291,108)          ( 1,884,889)
                                                                                -----------------    ------------------

(LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                                                ( 4,640,668)          ( 5,094,814)

INCOME TAXES                                                                                   50                    50
                                                                                -----------------    ------------------

(LOSS) FROM CONTINUING OPERATIONS                                                     ( 4,640,718)          ( 5,094,864)
                                                                                -------------------  --------------------

DISCONTINUED OPERATIONS
       (Loss) from operations of discontinued business segments                         ( 706,704)            ( 360,864)
       Write-down of net assets held for sale                                         ( 1,401,372)                    0
                                                                                -----------------    ------------------

(LOSS) FROM DISCONTINUED OPERATIONS                                                   ( 2,108,076)            ( 360,864)
                                                                                -------------------  ------------------

NET (LOSS)                                                                      $     ( 6,748,794)   $      ( 5,455,728)
                                                                                ===================  ===================



            See Accompanying Notes and Independent Auditors' Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                  FOR THE YEARS ENDED OCTOBER 31, 2001 AND 2000




                                                                                      2001                  2000
                                                                                -----------------    ------------------

NET (LOSS) PER COMMON SHARE

       Basic and Diluted:

        Continuing operations                                                   $          ( 0.08)   $           ( 0.17)

        Discontinued operations                                                 $          ( 0.04)   $           ( 0.01)
                                                                                -----------------    ------------------

           NET (LOSS)                                                           $          ( 0.12)   $           ( 0.18)
                                                                                =================    ==================

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING

       Basic and diluted                                                                55,660,810            30,425,004
                                                                                ==================   ===================



            See Accompanying Notes and Independent Auditors' Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE YEARS ENDED OCTOBER 31, 2001 AND 2000




                                                              Common Stock
                                                          Shares         Amount
BALANCE, NOVEMBER 1, 1999 ..........................    26,370,418 $      26,370

CONVERSION OF DEBENTURES FOR
   COMMON STOCK ....................................     5,318,062         5,319

ISSUANCE OF COMMON STOCK FOR:
       CASH ........................................     3,613,918         3,614
       ADVANCES ON STOCK SUBSCRIPTIONS .............       100,000           100
       CASH FROM WARRANTS ..........................       520,000           520
       CASH FROM STOCK OPTIONS .....................        90,000            90
       ACCOUNTS PAYABLE ............................       100,000           100
       SERVICES ....................................     1,242,653         1,243
       PAYROLL BONUSES .............................        50,000            50
       FEES AND COSTS FOR ISSUANCE OF STOCK ........       407,374           407

FEES AND COSTS PAID FOR ISSUANCE OF COMMON
   STOCK ...........................................             0             0

INTEREST EXPENSE - CONVERTIBLE DEBENTURES -
   BENEFICIAL CONVERSION FEATURE ...................             0             0

NET (LOSS) FOR THE YEAR ENDED OCTOBER 31, 2000 .....             0             0
                                                        ----------    ----------

BALANCE, OCTOBER 31, 2000 ..........................    37,812,425        37,813



CONVERSION OF DEBENTURES FOR COMMON STOCK ..........    62,049,823        62,049

FEES AND COSTS FOR ISSUANCE OF COMMON STOCK ........             0             0

INTEREST EXPENSE - CONVERTIBLE
   DEBENTURES - BENEFICIAL CONVERSION FEATURE ......             0             0

NET (LOSS) FOR THE YEAR ENDED OCTOBER 31, 2001 .....             0             0
                                                        ----------    ----------

BALANCE, OCTOBER 31, 2001 ..........................    99,862,248 $      99,862
                                                        ==========    ==========




            See Accompanying Notes and Independent Auditors' Report.

                          Additional               Advances
                            Paid in                on Stock                Accumulated
                            Capital              Subscriptions               Deficit               Total

                      $        1,106,266    $               75,000     $        ( 1,641,163) $       ( 433,527)


                               2,529,575                         0                     0             2,534,894


                               1,474,688                         0                     0             1,478,302
                                  74,900                  ( 75,000)                    0                     0
                                 389,480                         0                     0               390,000
                                  67,410                         0                     0                67,500
                                  49,900                         0                     0                50,000
                                 951,415                         0                     0               952,658
                                  50,450                         0                     0                50,500
                                 483,147                         0                     0               483,554


                             ( 1,097,301)                        0                     0           ( 1,097,301)


                               1,860,454                         0                     0             1,860,454

                                       0                                     ( 5,455,728)          ( 5,455,728)
                      ------------------    ----------------------     --------------------  -------------------

                               7,940,384                         0           ( 7,096,891)              881,306



                                 918,637                         0                     0               980,686

                               ( 394,468)                        0                     0             ( 394,468)


                               1,336,792                         0                     0             1,336,792

                                       0                         0           ( 6,748,794)          ( 6,748,794)
                      ------------------    ----------------------     --------------------  -------------------

                      $        9,801,345    $                    0     $    ( 13,845,685)    $     ( 3,944,478)
                      ==================    ======================     ===================== ===================




            See Accompanying Notes and Independent Auditors' Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED OCTOBER 31, 2001 AND 2000



                                                                    2001            2000
                                                               -------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss) ...........................................  $( 4,640,718)   $(5,094,864)
       Adjustments to reconcile net (loss) to
         net cash (used) by operating activities of
         continuing operations:
           Loss from discontinued operations ................    (2,108,076)      (360,864)
           Write-down of net assets held for sale ...........     1,401,372              0
           Depreciation .....................................       246,019         35,667
           Amortization .....................................        53,460         37,690
           Loss on disposition of property and equipment ....             0         21,081
         Interest expense - convertible debentures-beneficial
             conversion feature .............................     1,336,793      1,860,454
           Common stock issued for expenses .................             0      1,003,158
           Allowance for uncollectible accounts .............       453,693         97,500
       Changes in operating assets and liabilities:
           Accounts receivable ..............................       257,832       (317,313)
           Inventories ......................................       272,840       (171,495)
           Prepaid expenses .................................        50,747        (65,890)
           Deposits .........................................        44,947        (44,200)
           Accounts and notes payable .......................      (118,809)       260,929
           Accrued liabilities and taxes ....................       561,491         50,019
           Customer deposits ................................             0       (115,408)
           Deferred income ..................................        81,303         30,836
                                                               -------------   ------------

              NET CASH (USED) IN OPERATING
                 ACTIVITIES .................................    (2,107,106)    (2,772,700)
                                                               -------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment ..................      (165,736)    (1,918,232)
       Purchase of intangible assets ........................             0        (11,900)
                                                               -------------   ------------

              NET CASH (USED) IN INVESTING
                ACTIVITIES ..................................      (165,736)    (1,930,132)
                                                               -------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from issuance of common stock ...........             0      1,355,319
       Net proceeds from issuance of convertible
          debentures payable ................................     1,954,328      4,055,424
       Proceed from note payable, factor ....................        70,734              0
       Repayment of notes payable ...........................        (5,282)       (67,357)
       Changes in notes receivable, officer .................      (371,332)       (34,522)
                                                               -------------   ------------

            NET CASH PROVIDED BY FINANCING
                ACTIVITIES ..................................   $ 1,648,448    $ 5,308,864
                                                               -------------   ------------

            See Accompanying Notes and Independent Auditors' Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  FOR THE YEARS ENDED OCTOBER 31, 2001 AND 2000



                                                                                      2001                  2000
                                                                                -----------------    ------------------


NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                                                   $      ( 624,394)   $          606,032

CASH AND CASH EQUIVALENTS, AT
   BEGINNING OF YEAR                                                                      631,375                25,343
                                                                                -----------------    ------------------

CASH AND CASH EQUIVALENTS, AT
   END OF YEAR                                                                  $           6,981    $          631,375
                                                                                =================    ==================




SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION

       Cash paid during year for:

          Interest                                                              $           1,202    $           83,801
                                                                                =================    ==================

          Taxes                                                                 $              50    $               50
                                                                                =================    ==================

NON-CASH INVESTING AND FINANCING
   ACTIVITIES

       Issuance of common stock for convertible debentures                      $         980,686    $        2,333,859
                                                                                =================    ==================

       Issuance of common stock for fees, services and
         expenses                                                               $               0    $        1,486,312
                                                                                =================    ==================

       Issuance of common stock for advances on stock
         subscriptions                                                          $               0    $           75,000
                                                                                =================    ==================

       Issuance of common stock for accounts payable                            $               0    $           50,000
                                                                                =================    ==================

       Interest expense - convertible debentures-beneficial
          conversion feature                                                    $       1,336,793    $        1,860,454
                                                                                =================    ==================


            See Accompanying Notes and Independent Auditors' Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2001 AND 2000



NOTE 1          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                Nature of Business

                IBIZ Technology Corp. (hereinafter referred to as the Company) was organized on April 6, 1994, under the laws of the State of Florida. The Company operates as a holding company for subsidiary acquisitions.

                Invnsys Technology Corporation (hereinafter referred to as Invnsys) designs, manufactures (through subcontractors), and distributes a line of accessories for the PDA and handheld computer market which are distributed through large retail chain stores and e-commerce sites. Invnsys provided Web- enabling services which included Co-Location services, Web design and development, and data center technical management services. These segments of the Company's operations were discontinued on October 31, 2001.

                Invnsys also markets LCD monitors, OEM notebook computers, third party software, and general purpose financial application keyboards.

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


            See Accompanying Notes and Independent Auditors' Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            OCTOBER 31, 2001 AND 2000



NOTE 1          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                Property and Equipment (Continued)

                Invnsys depreciates its property and equipment for financial reporting purposes using the straight-line method based upon the following useful lives of the assets:

                           Tooling                                                         3 Years
                           Machinery and equipment                                        10 Years
                           Office furniture and equipment                                  5-10 Years
                           Vehicles                                                        5 Years
                           Computer software                                               5 Years

                Accounting for Convertible Debt Securities

                The Company has issued convertible debt securities with a non-detachable conversion feature that was "in the money" at the date of issue. The Company accounts for such securities in accordance with Emerging Issues Task Force Topic D-60. The Company has recorded the fair value of the beneficial conversion feature as interest expense and an increase to Additional Paid in Capital.

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

                Revenue Recognition

                Invnsys recognizes its revenue as follows:

                        Product sales - When the goods are shipped and title passes to the customer.

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





            See Accompanying Notes and Independent Auditors' Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            OCTOBER 31, 2001 AND 2000



NOTE 1          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                Prepaid Expenses

                The Company's prepaid expenses are being amortized over a one year period.

                Long-Lived Assets

                Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses the recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value. The Company wrote-off $1,401,372 of assets from discontinued operations in the year ended October 31, 2001.

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

                Shipping and Handling Costs

                The Company's policy is to classify shipping and handling costs as part of cost of good sold in the statement of income.

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


            See Accompanying Notes and Independent Auditors' Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            OCTOBER 31, 2001 AND 2000



NOTE 1          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                Risks and Uncertainties

                The Company is in the computer and computer technology industry. The Company's products are subject to rapid obsolescence and management must authorize funds for research and development costs in order to stay competitive.

                Common Stock Issued for Non-Cash Transactions

                It is IBIZ's policy to value stock issued for non-cash transactions at the stock closing price at the date the transaction is finalized.

NOTE 2          DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

                The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at October 31, 2001 and 2000, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

NOTE 3          ACCOUNTS RECEIVABLE

                A summary of accounts receivable and allowance for doubtful accounts is as follows:

                                                                                      2001                  2000
                                                                                -----------------    ------------------

                      Accounts receivable                                       $         143,747    $          457,113

                      Allowance for doubtful accounts                                      50,000                25,000
                                                                                -----------------    ------------------

                             Net accounts receivable                            $          93,747    $          432,113
                                                                                =================    ==================

                      Allowance for doubtful accounts

                             Balance, at beginning of year                      $          25,000    $            2,500

                             Additions for the year                                        80,534                97,500

                       Write-off of uncollectible accounts
                                for the year                                             ( 55,534)             ( 75,000)
                                                                                -----------------    ------------------

                             Balance, at end of year                            $          50,000    $           25,000
                                                                                =================    ==================

            See Accompanying Notes and Independent Auditors' Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            OCTOBER 31, 2001 AND 2000



NOTE 4          INVENTORIES

                The inventories are comprised of the following:

                                                                                      2001                  2000
                                                                                -----------------    ------------------

                      Finished products                                         $         161,742    $          391,479
                      Demonstration and loaner units                                            0                 4,070
                      Office                                                                5,000                44,033
                                                                                -----------------    ------------------

                                                                                $         166,742    $          439,582
                                                                                =================    ==================

NOTE 5          PROPERTY AND EQUIPMENT

                Property and equipment and accumulated depreciation consists of:

                                                                                      2001                  2000
                                                                                -----------------    ------------------

                      Co-Location equipment
                         Computer equipment                                     $               0    $          566,761
                         Rack system                                                            0               297,317
                         Cabling and leasehold improvements                                     0               855,401
                      Tooling                                                              68,100                68,100
                      Machinery and equipment                                              41,821                49,404
                      Office furniture and equipment                                       81,027               123,308
                      Vehicles                                                             39,141                39,141
                      Leasehold improvements                                                    0                23,179
                      Software                                                             90,159                96,858
                                                                                -----------------    ------------------

                                                                                          320,248             2,119,469
                      Less accumulated depreciation                                       172,870               170,754
                                                                                -----------------    ------------------

                      Total property and equipment                              $         147,378    $        1,948,715
                                                                                =================    ==================

                Depreciation expense for the years ended October 31, 2001 and 2000 was $ 246,019 and $35,667, respectively.

NOTE 6          NET ASSETS HELD FOR SALE

                As stated in Note 1, the Company discontinued its Co-Location computer data and server operations. In January 2002, the Company sold a majority of its Co-Location assets to Arizona Internet LLC for $188,953. The following is a summary of the assets held for sale at October 31, 2001:

                      Sold to Arizona Internet LLC                                                   $          188,953

                      Other property and equipment held for sale                                                249,918
                                                                                                     ------------------

                                                                                                     $          438,871
                                                                                                     ==================

            See Accompanying Notes and Independent Auditors' Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            OCTOBER 31, 2001 AND 2000



NOTE 6          NET ASSETS HELD FOR SALE (CONTINUED)

                The Co-Location operations are included in Discontinued Operations for the years ended October 31, 2001 and 2000. At October 31, 2001, the Company applied the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," to net assets held for sale. SFAS No. 121 requires assets held for sale be valued on an asset-by- asset basis at the lower of carrying amount or fair value less costs to sell. In applying those provisions, Invnsys management considered recent appraisals, valuations, offers and bids, and its estimate of future cash flows related to those business assets. As a result, Invnsys recorded a loss of $1,401,372. This amount is shown in write-down of net assets held for sale in the accompanying statement of operations for the year ended October 31, 2001.

                In accordance with provisions of SFAS No. 121, the assets included in net assets held for sale will not be depreciated commencing November 1, 2001.

NOTE 7          NOTES RECEIVABLE, OFFICERS

                                                                                      2001                  2000
                                                                                -----------------    ------------------

                IBIZ Technology Corp.                                           $               0    $           12,079
                                                                                -----------------    ------------------

                      Notes due from two corporation officers. The notes were unsecured, accrued interest at 6% and are due on January
                      7, 2002.

                Invnsys Technology Corporation

                      A note due from the president of the Company, which is payable on demand and accrues interest at 6%. The note was secured by 2,000,000 shares of the IBIZ's stock but during the year, the president removed the collateral and secured other corporation obligations with the 2,000,000 shares.
                      In addition, the officer retracted his transfer of a 35% interest in the building lease as payment on the note, as reported on previous forms 10QSB. Management believes the note is uncollectible since IBIZ no longer has collateral for the note. The Company elected to write-off the loan as uncollectible by establishing an allowance for doubtful collec- tions for the total amount due on the note.

                           Total amount of note                                           373,159               379,253

                           Less allowance for doubtful collection                       ( 373,159)                    0
                                                                                -----------------     -----------------

                           Net note                                                             0               391,332
                                                                                -----------------    ------------------

                                                                                $               0    $          391,332
                                                                                =================    ==================

            See Accompanying Notes and Independent Auditors' Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            OCTOBER 31, 2001 AND 2000



NOTE 8          CUSTOMER LIST

                The customer list and accumulated amortization consists of:

                                                                                      2001                  2000
                                                                                -----------------    ------------------

                      Cost                                                      $               0    $           11,900

                      Less accumulated amortization                                             0               ( 3,968)
                                                                                -----------------    ------------------

                      Net customer list                                         $               0    $            7,932
                                                                                =================    ==================

                The amortization expense for the year ended October 31, 2001 and 2000 was $7,932 and $3,968, respectively.

NOTE 9          TRADE NOTE PAYABLE TO GAMMAGE AND BURNHAM

                In July 2001, the Company issued a note to Gammage and Burnham, PLC for the payment of $80,000 of legal fees previously recorded in accounts payable. The note is secured by accounts receivable but the security is waived in favor of the note payable to Platinum Funding Corporation provided Gammage and Burnham PLC receives $2,500 each time that Invnsys draws against its factoring line.

NOTE 10         ACCRUED LIABILITIES

                Accrued liabilities consist of the following:
                                                                                      2001                  2000
                                                                                -----------------    ------------------

                      Interest                                                  $         201,987    $           25,790
                      Officers' bonuses                                                   104,552                     0
                      Bonuses, other                                                       41,140                     0
                      Wages                                                               231,806                98,283
                      Severance wages                                                      75,000                     0
                      Vacation pay                                                         41,238                33,713
                      Other                                                                31,327                40,233
                                                                                -----------------    ------------------
                                                                                $         727,050    $          198,019
                                                                                =================    ==================

NOTE 11         INCOME TAXES
                                                                                      2001                  2000
                                                                                -----------------    ------------------

                (Loss) from continuing operations
                  before income taxes                                           $    ( 4,640,718)    $      ( 5,094,864)
                                                                                -----------------    ------------------

                The provision for income taxes is estimated as follows:
                      Currently payable                                         $              50    $               50
                                                                                -----------------    ------------------
                      Deferred                                                  $               0    $                0
                                                                                -----------------    ------------------

            See Accompanying Notes and Independent Auditors' Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            OCTOBER 31, 2001 AND 2000



NOTE 11         INCOME TAXES (CONTINUED)

                                                                                      2001                  2000
                                                                                -----------------    ------------------

                Significant components of the Company's deferred tax assets and liabilities are as follows at October 31:

                      Deferred tax assets:
                         Net operating loss carryforwards                       $       2,241,000    $        1,096,190
                         Accrued expenses and miscellaneous                               134,700                23,651
                         Tax credit carryforward                                           38,424                38,424
                                                                                -----------------    ------------------
                                                                                        2,414,124             1,158,265
                             Less valuation allowance                                   2,414,124             1,158,265
                                                                                -----------------    ------------------

                      Net deferred tax asset                                    $               0    $                0
                                                                                =================    ==================

                A  reconciliation of the valuation allowance is as follows:

                Balance, at beginning of year                                   $       1,158,265    $          356,638
                Addition to allowance for the years
                   ended October 31, 2001 and 2000                                      1,255,859               801,627
                                                                                -----------------    ------------------

                Balance, at end of year                                         $       2,414,124    $        1,158,265
                                                                                =================    ==================

NOTE 12         TAX CARRYFORWARDS

                The Company has the following tax carryforwards at October 31, 2001:

                                        Expiration
Year                    Amount              Date

Net operating loss
October 31, 1995 .   $    2,500   October 31, 2010
October 31, 1997 .      253,686   October 31, 2012
October 31, 1998 .       71,681   October 31, 2013
October 31, 1999 .      842,906   October 31, 2019
October 31, 2000 .    3,574,086   October 31, 2020
October 31, 2001 .    5,051,232   October 31, 2021
                                  ----------------

                     $9,796,091
                     ==========
Capital loss
October 31, 1997         25,600   October 31, 2002


            See Accompanying Notes and Independent Auditors' Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            OCTOBER 31, 2001 AND 2000



NOTE 12         TAX CARRYFORWARDS (CONTINUED)

                                     Expiration
        Year            Amount          Date

Contribution
   October 31, 1997    $   545   October 31, 2002
   October 31, 1999      2,081   October 31, 2004
   October 31, 2000      3,008   October 31, 2005
   October 31, 2001      1,000   October 31, 2006

Research tax credits    38,424

NOTE 13         CONVERTIBLE DEBENTURES

                                                                                             2001                  2000
                                                                                      ------------------    ------------------

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

            See Accompanying Notes and Independent Auditors' Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            OCTOBER 31, 2001 AND 2000



NOTE 13         CONVERTIBLE DEBENTURES (CONTINUED)
                                                                                             2001                  2000
                                                                                      ------------------    ------------------

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

                $5,000,000 Convertible Debenture                                      $       1,891,456      $      1,000,000
                --------------------------------

                On October 31, 2001, the Company issued 8% convertible debentures as follows:

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

            See Accompanying Notes and Independent Auditors' Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            OCTOBER 31, 2001 AND 2000



NOTE 13         CONVERTIBLE DEBENTURES (CONTINUED)
                                                                                             2001                  2000
                                                                                      ------------------    ------------------

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

                Laurus Master Fund, Ltd.                                              $        414,473
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

            See Accompanying Notes and Independent Auditors' Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            OCTOBER 31, 2001 AND 2000



NOTE 13         CONVERTIBLE DEBENTURES (CONTINUED)
                                                                                             2001                  2000
                                                                                      ------------------    ------------------

                7.    Prepayment - The debenture may not be paid prior to
                      the maturity date without the consent of the holder.
                                                                                      ------------------    ------------------

                      Total debentures                                                $        3,055,929    $       1,750,000

                      Less current portion                                                     2,305,929                    0
                                                                                      ------------------    ------------------

                      Long-term portion                                               $          750,000    $       1,750,000
                                                                                      ==================    =================

NOTE 14         NOTE PAYABLE, FACTOR

                On October 9, 2001, the Company entered into a two year factoring agreement with Platinum Funding Corporation. The terms of the agreement provide that Platinum Funding Corporation may purchase Invnsys' accounts receivable, without recourse, by advancing 70% of the sales invoice to Invnsys. The interest charged on the loan is based upon the period of time an invoice is unpaid and ranges from 3% to 15%.

NOTE 15         NOTE PAYABLE, OTHER

                                                                                             2001                  2000
                                                                                      ------------------    ------------------
                Note payable to Community First National Bank due in monthly payments of principal and interest of $545 with interest at 7 percent until March 7, 2004. The note is secured by an
                automobile which costs $36,000 and
                has a book value of $2,400.                                           $          14,532     $           19,814

                Less:  current portion                                                            5,721                  5,335
                                                                                      ------------------    ------------------

                Net long-term debt                                                    $           8,811     $           14,479
                                                                                      ==================    ==================

                Maturities of long-term debt are as follows:

                Year ended October 31

                               2001                                                   $               0    $            5,476
                               2002                                                               5,721                 5,721
                               2003                                                               6,135                 6,135
                               2004                                                               2,676                 2,482
                                                                                      ------------------    ------------------

                                                                                      $          14,532    $           19,814
                                                                                      ==================    ==================


            See Accompanying Notes and Independent Auditors' Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            OCTOBER 31, 2001 AND 2000



NOTE 16         DISCONTINUED OPERATIONS

                APB 30 requires that an entity restate prior year financial statements to disclose the results of subsequent discontinued operations. The network integration services, digital subscriber line high speed internet connection services, and Co-Location computer data and server facility were discontinued on October 31, 2001. The October 31, 2000 statements of operations and cash flows were restated to segregate the (loss) from discontinued operations from continued operations.

                The following information is presented for the discontinued operations:

                  A.  Segments discontinued - as indicated above
                  B.  Discontinued date - October 31, 2001
                  C. Manner of disposal - write-down of assets to fair market value and sale of segments D. Remaining assets - asset held for sale of $438,871 after write-down of assets E. Income or loss on October 31, 2001 - none F. Partial proceeds from disposal of assets - $188,953.

NOTE 17         COMPUTATION OF EARNINGS PER SHARE

                                                                                                                 Restated
                                                                                             2001                  2000
                                                                                      ------------------    ------------------
                From continuing operations

                  Net (loss) from continuing operations                               $      ( 4,640,718)   $     ( 5,094,864)
                                                                                      ------------------    ------------------
                  Weighted average number of common shares
                  outstanding                                                                  55,660,810          30,425,004

                  (Loss) per share                                                    $            ( 0.08)  $          ( 0.17)

                From discontinued operations

                  Net (loss) from continuing operations                               $       ( 2,108,076)  $       ( 360,864)
                                                                                      ------------------    ------------------
                  Weighted average number of common shares
                  outstanding                                                                  55,660,810          30,425,004

                  (Loss) per share                                                    $            ( 0.04)  $          ( 0.01)

NOTE 18         CANCELLATION OF DEBT

                Settlement of lawsuit                                                 $                               101,369
                  Invnsys settled its lawsuit with Epson America, Inc. for $2,500 which generated $101,369 of income.
                Account payable
                  The Company negotiated a cancellation of $122,000 account
                  payable with a supplier.  This cancellation resulted in $122,000
                  of income.                                                                                          122,000
                                                                                                            ------------------

                                                                                                            $         223,369
                                                                                                            ==================

            See Accompanying Notes and Independent Auditors' Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            OCTOBER 31, 2001 AND 2000



NOTE 19         REAL ESTATE LEASE

                On June 1, 1999, Invnsys leased a new facility from a related entity. The lease commenced on July 1, 1999, required initial annual rentals of $153,600 (with annual increases) plus taxes and operating costs and expires on December 31, 2024. Invnsys has also guaranteed the mortgage on the premises in the amount of $929,514 and given a security interest in all of its assets, excluding inventory in the amount of $757,116.

                Future minimum lease payments excluding taxes and expenses, are as follows:

October 31, 2002 ...................   $  169,344
October 31, 2003 ...................      177,816
October 31, 2004 ...................      186,708
November 1, 2004 - December 31, 2024    6,482,145
                                       ----------

Total ..............................   $7,016,013
                                       ==========

                Rent expense for the years ended October 31, 2001 and 2000 was $ 190,551 and $160,311, respectively.

                In February 2002, the Company moved out of its facilities and the building was leased to Arizona Internet LLC. However, the Company is still liable for the conditions on the lease in the event Arizona Internet LLC defaults on the lease.

NOTE 20         ADVERTISING

                All direct advertising costs are expensed as incurred. Invnsys charged to operations $204,058 and $764,595 in advertising costs for the years ended October 31, 2001 and 2000, respectively.

NOTE 21         RESEARCH AND DEVELOPMENT

                Invnsys incurred research and development cost for the years ended October 31, 2001 and 2000 of $6,034 and $7,942, respectively.

NOTE 22         WORKERS' COMPENSATION INSURANCE

                As of the date of this report, the Company does not have workers' compensation insurance for its employees.

NOTE 23         OFFICERS' COMPENSATION

                The Company entered into employment agreements with four of its corporate officers. The contracts are for three years beginning July 2001 and provide for the following:

                1.    Salaries from $150,000 to $250,000 for each officer
                2.    Bonuses of 1% of total sales for each of its four officers

            See Accompanying Notes and Independent Auditors' Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            OCTOBER 31, 2001 AND 2000



NOTE 23         OFFICERS' COMPENSATION (CONTINUED)

                3. Options for 1,200,000 shares of common stock which will vest and be exercisable for a period of ten years
                4.    Option price of $.02 a share
                5.    Termination -
                      Termination by the Company without cause - the employee shall receive six months salary Change of control - in the event of change of control, the Company shall pay the employee a lump sum payment of three years annual salary

NOTE 24         BUSINESS SEGMENT INFORMATION

                The Company organizes its business based principally upon products and services.

                The Company operated in three reportable segments until October 2001, when it discontinued its Co- Location services, Web design and development and data center technical management services.

                Prior to the discontinuance of the above operations, the segment operations were classified as follows:

                      Internet sales - Provided Co-Location and DSL income Product sales - Sales of Co-Location equipment, software and licenses, computer equipment and PDA'S Service segment
                      - Provided miscellaneous services to Invnsys' customers

                A summary of business segments for the year ended October 31, 2001 and as of October 31, 2001 is as follows:

                                                                                 Services          General
                                                 Internet        Product           and              and
                                                   Sales          Sales           Other       Administrative     Consolidated


                Sales                       $      640,851  $  1,686,680$      279,985 $                0  $       2,607,517

                Operating (loss)                 ( 706,702)     ( 61,702)     ( 70,204)        ( 5,910,186)      ( 6,748,794)

                Identifiable assets                      0       484,987             0             438,871           923,858

                Expenditures for
                  Long-term assets                 162,924             0         2,812                   0           165,736

NOTE 25         GOING CONCERN

                These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The following factors raise substantial doubt as to the Company's ability to continue as a going concern:

            See Accompanying Notes and Independent Auditors' Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            OCTOBER 31, 2001 AND 2000



NOTE 25         GOING CONCERN (CONTINUED)

                  A.  Continued operating losses
                  B.  Negative working capital
                  C.  Lack of cash to purchase products to complete sales orders
                  D.  Delinquent payroll taxes
                  E.  Unpaid wages
                  F.  Decline in national economy

                Management's plans to eliminate the going concern situation include but are not limited to:

                  A. Reduction in operating overhead. The Company reduced its payroll from approximately 50 employees to 8.
                  B. Moved its office and warehouse facility. The Company anticipates that rent, utilities and property taxes will be reduced by $200,000 per year.
                  C.  Discontinued segments that were not profitable.
                  D.  Partial sale of assets held for sale.
                  E.  Arranged for new financing through convertible debentures.
                  F. Paid, some but not all, delinquent payables and unpaid wages through the issuance of common stock.
                  G.  Requested abatement of delinquent payroll tax penalties.
                  H. Arranged for officers of the Company to defer payment of their salaries until working capital increases.
                  I. Purchased products to complete sales orders from funds received from the new debenture financing.

NOTE 26         CASH IN BANK

                At October 31, 2000, the Company had $995,583 deposited in one banking institution. Only $200,000 of the balance was insured by the Federal Deposit Insurance Corporation.

NOTE 27         EMPLOYEE STOCK OPTIONS

                On January 31, 1999, the corporation adopted the 1999 stock option plan for the purpose of providing an incentive based form of compensation to the officers, directors, key employees and service providers of the Company.

                The stock subject to the plan and issuable upon exercise of options granted under the plan are shares of the corporation's common stock, $.001 par value, which may be either unissued or treasury shares. The aggregate number of shares of common stock covered by the plan and issuable upon exercise of all options granted shall be 10,000,000 shares, which shares shall be reserved for use upon the exercise of options to be granted from time to time.


            See Accompanying Notes and Independent Auditors' Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            OCTOBER 31, 2001 AND 2000



NOTE 27         EMPLOYEE STOCK OPTIONS (CONTINUED)

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

                A summary of the option activity for the years ended October 31, 2001 and 2000, pursuant to the terms of the plan is as follows:

                                                                                          Shares               Weighted
                                                                                           Under                Average
                                                                                          Option            Exercise Price

                  Options outstanding at November 1, 1999                                    2,350,000      $        0.75
                      Granted                                                                1,655,000               0.75
                      Exercised                                                              ( 90,000)             ( 0.75)
                      Cancelled and expired                                                 ( 530,000)                  0
                                                                                          ------------

                  Options outstanding at October 31, 2000                                   3,385,000       $        0.92
                                                                                          ============

                  Options outstanding at November 1, 2000                                   3,385,000       $        0.92
                      Granted                                                               1,200,000                 .02
                      Exercised                                                                     0
                      Cancelled and expired                                               ( 1,440,000)             ( 0.95)
                                                                                          ------------

                  Options outstanding at October 31, 2001                                    3,145,000      $        0.56
                                                                                          ============

                1,885,000 shares are exercisable at October 31, 2001

                Information regarding stock options outstanding as of October
                31, 2001 and 2000 is as follows:
                                                                                           2001                  2000
                                                                                    -----------------   ----------------------

                      Price range                                                       $0.02 - $2.00         $0.53 - $2.00
                      Weighted average exercise price                                           $0.56                 $0.92
                      Weighted average remaining contractual life                   8 years, 4 months        8 years, 8 months
                      Options exercised
                           Price range                                                            0                   $0.75
                           Shares                                                                 0                  90,000
                           Weighted average exercise price                                        0                   $0.75

            See Accompanying Notes and Independent Auditors' Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            OCTOBER 31, 2001 AND 2000



NOTE 27         EMPLOYEE STOCK OPTIONS (CONTINUED)

                                                                                      2001                       2000
                                                                             ----------------------     ----------------------

                The weighted average fair value of options granted in the years ended October 31, 2001 and 2000 were estimated as of the date of grant using the Black- Scholes stock option pricing model, based on the following weighted average assumptions:

                      Dividend yield                                                              0                          0
                      Expected volatility                                                        50   %                     50  %
                      Risk free interest rate                                           5.13% - 6.65  %            5.13% - 6.65 %
                      Expected life                                                        10 years                   10 years

                For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                                      2001                       2000
                                                                             ----------------------     ----------------------
                Net (loss) from continuing operations
                      As reported                                            $          ( 4,640,718)    $          ( 5,094,864)

                      Pro forma                                              $          ( 5,538,095)    $          ( 5,453,662)

                (Loss) per share attributable to
                   common stock
                      As reported                                            $                ( .08)    $                ( .17)

                      Pro forma                                              $                ( .10)    $                ( .18)


NOTE 28         COMMON STOCK PURCHASE WARRANTS

                As of October 31, 2001 the Company has issued the following common stock purchase warrants:

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

            See Accompanying Notes and Independent Auditors' Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            OCTOBER 31, 2001 AND 2000



NOTE 28         COMMON STOCK PURCHASE WARRANTS (CONTINUED)

                                                                     Number                                     Exercise
                                               Date                 of Shares               Term                  Price
                                       --------------------    ------------------    ------------------    ------------------

                                         May 17, 2000             125,000               5 years    $        1.04 - 5.00
                                         August 30, 2000           34,125               5 years    $             .937
                                         August 30, 2000          250,000               3 years    $              .50
                                         August 30, 2000          250,000               3 years    $              .75
                                         August 30, 2000           36,364               3 years    $             1.00
                                         September   3, 2000      109,000               3 years    $             1.00
                                         September 27, 2000       278,750               3 years    $              .90
                                         October 31, 2000         500,000               2 years    $            .4755
                                         December 20, 2000        400,000               5 years    $            .2275
                                         December 20, 2000        150,000               5 years    $            .2275
                                         April 26, 2001         1,500,000               5 years    $            .1225
                                         June 22, 2001          1,500,000               5 years    $             .042
                                         June 27, 2001          1,500,000               5 years    $             .048
                                         August 21, 2001          525,000               5 years    $             .039
                                         October 9, 2001          350,000               5 years    $            .0256
                                                                -----------------

                                                                9,059,489

                9,059,489 shares are exercisable at October 31, 2001.

NOTE 29         LEGAL PROCEEDINGS

                Invnsys had five lawsuits filed against it for unpaid accounts payable and wages. Three of the lawsuits totaling $73,000 were settled with an agreement to issue stock to the debtor or to make payments on the debt.

                Two of the lawsuits for unpaid wages totaling $9,300 are being negotiated for final settlements.

                The $82,300 on the lawsuits is included in accounts payable and accrued liabilities.

NOTE 30         ECONOMIC DEPENDENCY

                For the year ended October 31, 2001, Invnsys had sales of approximately 24% of its PDA's to one customer.

                Invnsys purchased approximately 18% of its PDA's from one supplier.

                For the year ended October 31, 2000, Invnsys purchased the majority of its computer equipment from three suppliers.


            See Accompanying Notes and Independent Auditors' Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            OCTOBER 31, 2001 AND 2000



NOTE 31         SECURITIES AND EXCHANGE PROCEEDING

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

NOTE 32         SUBSEQUENT EVENTS

                The following events occurred after the year end October 31, 2001:

                   A.     Amendment of Articles of Incorporation
                          The Articles of Incorporation were amended to increase the number of authorized shares of common stock from 100,000,000 to 450,000,000 and authorized the creation of 50,000,000 shares of blank check preferred stock.

                   B.     2001 Stock Option Plan
                          On November 21, 2001, the stockholder approved the IBIZ Technology Corp. 2001 stock option plan. The plan provides for the grant of stock options to purchase common stock to eligible directors, officers, key employees and service providers to IBIZ. The 2001 stock option plan covers an aggregate maximum of 10,000,000 shares of common stock and provides for the granting of both incentive stock options and non-qualified stock options. The exercise price may not be less than the fair market value of the common stock on the date of the grant of the option. In July, 2001, 1,200,000 options had been granted at exercise prices of between $0.53 and $5.00. The options have been granted for periods ranging from one to ten years. The options vest from dates that range from immediate to five year periods.

                   C.     Payment of Accounts Payable
                          The Company paid and settled $274,625 of accounts payable by the issuance of 22,750,000 shares of IBIZ's common stock.

                   D. Stock Issued to Employees to Pay Prior Year Bonuses and for Employee Retention The Company issued 18,700,000 shares of common stock as follows:

                                                                                                         Shares
                                                                                   Amount                Issued

                               Bonuses payable at October 31, 2001           $       41,140              9,350,000

                               Retention                                             41,140              9,350,000
                                                                             ------------------    ------------------

                                                                             $       82,280             18,700,000
                                                                             ==================    ===================

            See Accompanying Notes and Independent Auditors' Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            OCTOBER 31, 2001 AND 2000



NOTE 32         SUBSEQUENT EVENTS (CONTINUED)

                          In addition 8,200,000 shares of common stock were issued to the president of the Company. 4,200,000 shares were issued for employee retention and 4,200,000 were issued for payment of unpaid wages.

                   E.     Increase in Convertible Debentures
                          In January 2002, the Company received $222,500 cash for new convertible debentures.

                   F.     Decreases in Convertible Debentures
                          From November 2001 to January 18, 2002, the convertible debenture holders converted $284,844 of principal plus $17,622 of interest for 48,370,704 shares of the Company's common stock.

                   G. Share Exchange Between Debenture Holders and the President of the Company. In the year ended October 31, 2001, the Company did not have sufficient authorized shares to enable the debenture holders to convert their debentures. The president of the Company transferred 9,285,600 shares of his stock to the debenture holders in lieu of their conversion. On November 8, 2001, the debenture holders gave back to the corporation 9,285,600 shares which became treasury stock. On December 5, 2001, the Company reimbursed the president for giving his shares to the debenture holders by issuing him the 9,285,600 treasury shares plus 5,714,400 of new common stock of the Company.

                   H.     Sale of Assets Held for Sale
                          On December 21, 2001, Invnsys sold all of the properties, rights and assets used in connection with the internet service segment of Invnsys' operations. The services sold include the provision of dial up Internet access, dedicated internet access, Web hosting and Web page development services, Co-Location and bandwidth and managed server services to residential and commercial customers.

                          The purchase price was paid in cash and amounted to $188,953. After the sale, Invnsys still owned $249,818 of property and equipment held for sale.

                   I.     New Subsidiary Corporations
                          On November 1, 2001, the Company formed the following new subsidiary corporations:

                                   IBIZ, Inc.
                                  Q HOST, Inc.

                          Management believes the Company will be able to attract new financing through these subsidiary corporations.

                   J.     Lease of New Facilities
                          On January 8, 2002, IBIZ, Inc. leased its office and warehouse facilities under the following terms and conditions.

            See Accompanying Notes and Independent Auditors' Report.

                      IBIZ TECHNOLOGY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            OCTOBER 31, 2001 AND 2000



NOTE 32         SUBSEQUENT EVENTS (CONTINUED)

                   1.     Term - Three years from February 1, 2002 to January 31, 2005
                   2.     Size of facility - 4,343 square feet
                   3.     Base rent - Monthly rentals plus taxes and common area operating expenses
                   4.     Base rental schedule -
                                                               Months             Rent

                                                               1 - 12        $       2,172
                                                               13 - 24               3,692
                                                               25 - 36               4,343

                   K.     Unpaid Officers' Salaries
                          On December 20, 2001, the Board of Directors authorized the issuance of convertible debentures to the officers of the Company as consideration for their unpaid wages. As of the date of this report, the debentures have not been issued.

                   L.     Increase in Warrants
                          From January 15, 2002 to January 29, 2002, the Company issued an additional 5,666,666 warrants to purchase the Company's common stock. The warrants are for 5 years and may be exercised at 105% of the average closing price of the shares over a specified period of time.

                   M.     Preferred Stock
                          On December 20, 2001, the Board of Directors authorized the issuance of 3,500,000 shares of preferred stock to three officers and one director in lieu of their annual bonus and retention incentives. The preferred stock will have a 10:1 conversion rate from common stock to preferred stock and will have a "super" voting right of 100:1. As of the date of this report the preferred stock had not been issued.

                   N.     Convertible Lock Agreement
                          In January 2002, the debenture holders agreed that they would not convert any debentures for 60 days and further that they would not convert any debentures for six months unless the market price of the stock exceeds $0.02.





            See Accompanying Notes and Independent Auditors' Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

        Name                           Age             Position
        Kenneth W. Schilling           50              President, Chief Executive Officer and Director
        Mark Perkins                   38              Executive Vice President and Director

     Directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve for one year until the meeting of the board of directors following the annual meeting of stockholders and until their successors have been elected and qualified. There are no family relationships between any of our directors or officers.

     Kenneth W. Schilling founded INVNSYS' predecessor, SouthWest Financial Systems, in 1979, and has been Chief Executive Officer, President and a Director since INVNSYS' founding. Mr. Schilling studied for a B.S. in electrical engineering at the University of Pittsburgh from 1970 to 1972 but left for military service prior to receiving his degree.

     Mark H. Perkins joined INVNSYS in 1994 and currently serves as Executive Vice President. Mr. Perkins was appointed to iBIZ's Board on March 5, 1999. Prior to his joining INVNSYS, Mr. Perkins was employed at American Express as a project manager for major systems implementation, a position he held for eight years. Mr. Perkins earned a degree in business management from California State University-Sonoma.


ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth certain compensation paid or accrued by us to certain of our executive officers during fiscal years ended 2001, 2000 and 1999.

Summary Compensation Table
-----------------------------------------------------------------------------------------------------------
                                                           Fiscal     Salary
 Name and  Principal Position                              Year         ($)       Bonus ($)  Options(#)
-----------------------------------------------------------------------------------------------------------
Kenneth W. Schilling, President & CEO                      2001       200,000   26,138    300,000
-----------------------------------------------------------------------------------------------------------
                                                           2000       200,000   40,000
                                                           1999       200,000             250,000
Terry S. Ratliff, Vice President,
Chief Financial Officer,
Director*                                                  2001       150,000   26,138    300,000

                                                           2000       88,000    40,000
                                                           1999       88,000              300,000
Mark H. Perkins, Executive Vice President, Director
                                                           2001       150,000   26,138    300,000
                                                           2000       88,000    40,000
                                                           1999       88,000              300,000

* As of October 31, 2001, Ms. Ratliff resigned from the Company.

Options Granted During Most Recent Financial Year. The following table sets out information relating to options granted during the most recent financial year to the Named Executive Officers.

========================== ============== =================== ================= ===============
                           Securities     % of Total
                           Under          Options Granted
Name                       Options        to Employees in     Exercise price    Expiration
                           Granted        Financial Year      ($/Security)      Date
-------------------------- -------------- ------------------- ----------------- ---------------
Kenneth W. Schilling,
President & CEO            300,000        25%                 $0.02             July 2011
-------------------------- -------------- ------------------- ----------------- ---------------
Terry S. Ratliff, Vice     300,000        25%                 $0.02             July 2011
President, Chief
Financial Officer,
Director*
-------------------------- -------------- ------------------- ----------------- ---------------
Mark H. Perkins,           300,000        25%                 $0.02             July 2011
Executive Vice
President, Director
========================== ============== =================== ================= ===============
*  As of October 31, 2001, Ms. Ratliff resigned from the Company.

Aggregated Option Exercises in Last Fiscal Year
 and Fiscal Year-End Option Values
------------------------------------------------------------------------------------------------------------
Name                     Shares          Value        Number of Unexercised   Value of Unexercised
                                                      Options at Fiscal Year  In-the-Money Options at
                         Acquired on                  End Exercisable/        Fiscal Year End Exercisable/
                         Exercise (#)    Realized ($) Un-exercisable          Un-exercisable (1)
------------------------------------------------------------------------------------------------------------
Kenneth W. Schilling     -0-             -0-          625,000/25,000          $0/$0
Terry S. Ratliff         -0-             -0-          625,000/25,000          $0/$0
Mark H. Perkins          -0-             -0-          625,000/25,000          $0/$0
------------------------------------------------------------------------------------------------------------

(1)      None of the options are "in-the-money."

There were no long-term incentive plans or rewards made in fiscal 2000. Compensation of Directors


Employment Agreements

         Employment Agreement For Kenneth W. Schilling. Effective July 12, 2001, Kenneth W. Schilling and iBIZ entered into an Employment Agreement (the "Agreement"). Under the Agreement, Mr. Schilling has been retained to act as President and Chief Executive Officer of iBIZ. The Agreement is for a term of three years ending July 12, 2004. Under the Agreement, Mr. Schilling shall receive an annual base salary of $250,000. Mr. Schilling will also receive three hundred thousand (300,000) options to purchase three hundred thousand (300,000) shares of common stock of iBIZ at an exercise price to be determined by the Board based upon the closing price of the Company's common stock. In addition, Mr. Schilling will also receive a bonus equal to one percent 1% of the total sales of the Company recorded in the preceding fiscal quarter.

         Employment Agreement For Mark Perkins. Effective July 12, 2001, Mark Perkins and iBIZ entered into an Employment Agreement (the "Agreement"). Under the Agreement, Mr. Perkins has been retained to act as Executive Vice-President of iBIZ. The Agreement is for a term of three years ending July 12, 2004. Under the Agreement, Mr. Perkins shall receive an annual base salary of $150,000. Mr. Perkins will also receive three hundred thousand (300,000) options to purchase three hundred thousand (300,000) shares of common stock of iBIZ at an exercise price to be determined by the Board based upon the closing price of the Company's common stock. In addition, Mr. Perkins will also receive a bonus equal to one percent 1% of the total sales of the Company recorded in the preceding fiscal quarter.

         In addition to the foregoing, each Agreement contains the following termination provisions:

         "(a) Termination By The Company For Cause: The Company shall have the right to terminate this Agreement and to discharge Employee for cause (hereinafter "Cause"), and all compensation to Employee shall cease to accrue upon discharge of Employee for Cause. For the purposes of this Agreement, the term "Cause" shall mean (i) Employee's conviction of a felony; (ii) the alcoholism or drug addiction of Employee; (iii) gross negligence or willful misconduct of Employee in connection with his duties hereunder; (iv) the determination by any regulatory or judicial authority (including any securities self-regulatory organization) that Employee directly violated, before or after the date hereof, any federal or state securities law, any rule or regulation adopted thereunder; or (v) the continued and willful failure by Employee to substantially and materially perform his material duties hereunder.

         (b) Termination By The Company Without Cause: In the event Employee's employment hereunder shall be terminated by the Company for other than Cause:
(1) the Employee shall thereupon receive as severance in a lump sum payment from the Company the amount of one (1) year of Salary in effect at the time of such termination.

         (c) Resignation: In the event Employee resigns without Reason, he shall receive any unpaid fixed salary through such resignation date and such benefits to which he is entitled by law, and shall also receive a lump sum payment from the Company in the amount of six (6) months Salary in effect at the time of such resignation.

         (d) Change of Control: In the event of a Change in Control, as hereinafter defined, the Company shall pay the Employee in a lump sum the amount of three (3) years of annual Salary in effect at the time of such Change in Control. Such payment and grant shall be made regardless of the continuation or termination of Employee's employment with the Company after a Change of Control, and shall be in addition to, and not in lieu of, any other payments or issuances due pursuant to the terms of this agreement. For purposes hereof, a Change in Control shall be deemed to have occurred (i) if there has occurred a "change in control" as such term is used in Item 1 (a) of Form 8-K promulgated under the Securities Exchange Act of 1934, as amended, at the date hereof ("Exchange Act") or (ii) if there has occurred a change in control as the term "control" is defined in Rule 12b-2 promulgated under the Exchange Act."

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT.

         As of February 26, 2002, there were 223,409,275 shares of common stock, par value $0.001 outstanding. The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 26, 2002:

         - all directors
         - each person who is known by us to be the beneficial owner of more than five percent (5%) of the outstanding common stock
         - each executive officer named in the Summary Compensation Table
         - all directors and executive officers as a group

         The number of shares beneficially owned by each director or executive officer is determined under rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under the SEC rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power. In addition, beneficial ownership includes any shares that the individual has the right to acquire within 60 days of September 30, 2001, through the exercise of any stock option or other right. Unless otherwise indicated, each person listed below has sole investment and voting power (or shares such powers with his or her spouse). In certain instances, the number of shares listed includes (in addition to shares owned directly), shares held by the spouse or children of the person, or by a trust or estate of which the person is a trustee or an executor or in which the person may have a beneficial interest.


---------------------------------------------------------------------------------------------------------
                                           Number of Shares of Common Stock Beneficially Owned
----------------------------------------------------------------------------------------------------------
Name and Address of  Beneficial Owner       Shares        Vested Options (1)  Total (1)       Percent (1)
----------------------------------------------------------------------------------------------------------
Kenneth W. Schilling(2)                    --------       625,000            625,000         *
1919 W. Lone Cactus Drive
Phoenix, AZ 85021

Moorea Trust(2)
1919 W. Lone Cactus Drive
Phoenix, AZ 85021                          9,710,480      ---------          9,710,480       4.4%

Mark H. Perkins
1919 W. Lone Cactus Drive
Phoenix, AZ 85021                          1,771,200      625,000            2,096,200       *

All directors and officers as group
(2 persons)(3)                             11,148,680     1,250,000          12,731,680      5.7%
----------------------------------------------------------------------------------------------------------

(1)     "*" means less than one percent.
(2) Kenneth and Diane Schilling, husband and wife, hold the shares as trustees under the Moorea Trust dated December 18, 1991.
(3)     Includes Kenneth Schilling, and Mark Perkins.

iBIZ Technology Corp. Stock Option Plan

         The iBIZ Technology Corp. Stock Option Plan provides for the grant of stock options to purchase common stock to eligible directors, officers, key employees, and service providers of iBIZ. The stock option plan covers an aggregate maximum of five million (10,000,000) shares of common stock and provides for the granting of both incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986, as amended) and non-qualified stock options (options which do not meet the requirements of Section 422). Under the stock option plan, the exercise price may not be less than the fair market value of the common stock on the date of the grant of the option. As of October 31, 2001, 3,145,000 options had been granted to 37 persons (net of cancelled and exercised) under the plan at exercise prices of between $0.53 and $5.00. As of February 26, 2002, the market price of the stock was $0.006. The options have been granted for periods ranging from one (1) to ten (10) years, subject to earlier cancellation upon termination of employment, resignation, disability and death. The options vest pursuant to the terms of each individual option, which to date have ranged from immediate to a five (5) year period.

         The stock option plan benefits currently have no value, as all of the outstanding options were issued at exercise prices greater than the current price of our common stock.

         The Board of Directors administers and interprets the stock option plan and is authorized to grant options thereunder to all eligible persons. In the event the Board has at least two (2) members who are not either employees or officers of iBIZ or of any parent or subsidiary of iBIZ, the stock option plan will be administered by a committee of not less than two (2) persons who are such independent directors. The Board designates the optionees, the number of shares subject to the options and the terms and conditions of each option. Certain changes in control of iBIZ, as defined in the stock option plan, will cause the options to vest immediately. Each option granted under the stock option plan must be exercised, if at all, during a period established in the grant that may not exceed ten (10) years from the date of grant. An optionee may not transfer or assign any option granted and may not exercise any options after a specified period subsequent to the termination of the optionee's employment with iBIZ. The Board may make amendments to the stock option plan from time to time it deems proper and in the best interests of iBIZ provided it may not take any action which disqualifies any option granted under the stock option plan as an incentive stock option or which adversely effects or impairs the rights of the holder of any option under the stock option plan.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         While a private company, INVNSYS (now iBIZ) made loans totaling $992,037 to Kenneth Schilling. These loans are payable on demand and accrued interest at eight percent (8%) during 1997 and six percent (6%) during 1998 and 1999. As of January 31, 2001, the balance of the loans payable by Mr. Schilling to INVNSYS totaled approximately Three Hundred Eighty-Four Thousand Nine Hundred Eighty-Eight Dollars and Ninety-Four Cents ($384,988.94). Mr. Schilling, as trustee of the Moorea Trust, pledged 2,000,000 shares of iBIZ common stock to secure this debt. As of October 31, 2001, this loan was considered uncollectible because there is no longer collateral guaranteeing the loan.

         In November 2001, the Board of Directors approved a resolution authorizing us to accept 9,285,600 shares of our common stock from Mr. Ken Shilling, and that we apply such shares to our authorized and un-issued capital stock so that it may be used for future offerings. To compensate Mr. Schilling for his contribution of the 9.285,600 shares, the Board of Directors agreed to issue 15,000,000 shares of our common stock to Mr. Schilling upon the increase of our authorized common stock from 100,000,000 to 450,000,000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

       No reports were filed on Form 8-K for the last quarter of our fiscal year ending October 31, 2001.

----------------- -------------------------------------------------------------------------------------------
Exhibit No.       Description
----------------- -------------------------------------------------------------------------------------------
2.01(1)  Plan of Reorganization and Stock Exchange Agreement dated January 1,
         1999
3.01(1)  Articles of Incorporation, as amended
3.02(1)  Bylaws
5.01     Opinion of Sichenzia, Ross, Friedman & Ference LLP
10.01(1) Citrix Business Alliance Membership Agreement dated February 10, 1999, between INVNSYS and Citrix Systems, Inc.
10.02(1) Client Software License Agreement dated December 30, 1998, between INVNSYS and Citrix
         Systems, Inc.
10.03(1) IBIZ Technology Corporation Distributed Software License Agreement dated June 2, 1999, between iBIZ and Jeremy Radlow
10.04(1) 3Com Designed for Palm Computing Platform Logo License Agreement, between iBIZ and Palm
         Computing, Inc.
10.05(1) IBIZ Technology Corp. Stock Option Plan dated January 31, 1999
10.06(1) Form of Stock Option
10.07(1) Lease Agreement dated June 1, 1999, between iBIZ and Lone Cactus Capital Group, L.L.C.
10.08(1) Strategic Teaming and Marketing Agreement dated February 18, 1999, between iBIZ and
         Global Telephone Communication, Inc.
10.09(1) Form of iBIZ Technology Corp. Common Stock Purchase Warrant
10.10(1) Form of iBIZ Technology Corp. Convertible Debenture
10.11(1) Employment Agreement dated March 5, 1999, as amended, between iBIZ, INVNSYS and Kenneth
         Schilling
10.12(1) Employment Agreement dated March 5, 1999, as amended, between iBIZ, INVNSYS and Terry
         Ratliff
10.13(1) Employment Agreement dated March 5, 1999, as amended, between iBIZ, INVNSYS and Mark
         Perkins
10.14(2) Securities Purchase Agreement dated November 9, 1999, between iBIZ and Globe United
         Holdings, Inc.
10.15(2) 7% Convertible Debenture Due November 9, 2004, between iBIZ and Globe United Holdings,
         Inc.
10.16(2) Warrant dated November 9, 1999
10.17(2) Registration Rights Agreement dated November 9, 1999, between iBIZ and Globe United
         Holdings, Inc.
10.183   Securities Purchase Agreement dated December 29, 1999, between iBIZ and Globe United
         Holdings, Inc.
10.193   7% Convertible Debenture Due December 29, 2004, between iBIZ and Globe United Holdings,
         Inc.
10.203   Warrant dated December 29, 1999
10.213   Registration Rights Agreement dated December 29, 1999, between iBIZ and Globe United
         Holdings, Inc.
10.223   Subscription Agreement for Common Stock of iBIZ Technology Corp.
10.234   Master Distribution Agreement dated January 12, 2000, between iBIZ and Harsper Co. Ltd.
10.245   Letter Agreement dated December 14, 1999, between iBIZ and Josephthal & Co., Inc.
10.255   Financial Project Management Agreement dated January 20, 2000, between iBIZ and Equinet,
         Inc.
10.266   Securities Purchase Agreement dated March 27, 2000, between iBIZ and Lites Trading, Co.
10.276   7% Convertible Debenture Due March 27, 2000, between iBIZ and Lites Trading, Co.
10.286   Warrant dated March 27, 2000
10.296   Registration Rights Agreement dated March 27, 2000, between iBIZ and
         Lites Trading, Co.
10.306   Letter Agreement dated March 27, 2000, from Globe United Holdings to iBIZ
10.317   Financial Consulting Services Agreement dated June 16, 2000 with Travis Morgan Securities.
10.327   Agreement with the Partnership of Sklar and Ruzycki dated July 6, 2000.
10.3310  Form of Warrant dated August 30, 2000 (six warrants by and between iBIZ Technology Corp., and various warrant holders)
10.3410  Form of Warrant dated May 17, 2000 (four warrants by and between iBIZ Technology Corp., and various warrant holders)
10.358   Subscription Agreement for Notes Convertible into Common Stock of iBIZ Technology Corp.
10.368   Form of 8% Convertible Notes Due Oct. 30, 2002
10.378   Funds Escrow Agreement
10.388   Form of Warrant dated Oct. 30, 2000.
10.393   Modification and Waiver by and among iBIZ Technology and Subscribers to 8% Convertible
         Notes Agreement, dated as of April 17, 2001
10.4011  Subscription Agreement for Notes Convertible into Common Stock of iBIZ Technology Corp., dated as of April 26, 2001
10.4111  Form of 8% Convertible Notes Due April 26, 2003
10.4211  Form of Warrant dated April 26, 2001, 2000
10.43    Form of Subscription Agreement for Notes Convertible into Common Stock of iBIZ Technology
         Corp., dated as of October 9, 2001
10.44    Form of 8% Convertible Notes Due October 9, 2002
10.45    Form of Warrant dated October 9, 2001 Form of Subscription Agreement for Notes Convertible into
         Common Stock of iBIZ Technology 10.46 Corp., dated as of August 21, 2001 between iBiz Technology and Laurus Master Fund, Ltd. and Keshet, L.P.
10.47    Form of 8% Convertible Note Due October August 21, 2002 between iBiz Technology and
         Laurus Master Fund, Ltd.
10.48    Form of Warrant dated August 21, 2001 issued to Laurus Master Fund, Ltd.
10.49    Form of 8% Convertible Note Due October August 21, 2002 between iBiz Technology and
         Keshet, L.P.
10.50    Form of Subscription Agreement for Notes Convertible into Common Stock of iBIZ Technology
         Corp., dated as of July 30, 2001 between iBiz Technology and Laurus Master Fund, Ltd., Esquire
         Trading & Finance, Inc. and Celeste Trust Reg.
10.51    Form of 8% Convertible Note Due October July 30, 2002 between iBiz Technology and Laurus
         Master Fund, Ltd.
10.52    Form of Warrant dated July 30, 2001 issued to Laurus Master Fund, Ltd.
10.53    Form of 8% Convertible Note Due October July 30, 2002 between iBiz Technology and Esquire
         Trading & Finance, Inc..
10.54    Form of Warrant dated July 30, 2001 issued to Esquire Trading & Finance, Inc.
10.55    Form of 8% Convertible Note Due October July 30, 2002 between iBiz Technology and Celeste
         Trust Reg.
10.56    Form of Warrant dated July 30, 2001 issued to Celeste Trust Reg.
10.57    Form of Subscription Agreement for Notes Convertible into Common Stock of iBIZ Technology
         Corp., dated as of June 22, 2001 between iBiz Technology and The Keshet Fund, L.P.
10.58    Form of 8% Convertible Note Due October June 22, 2002 between iBiz Technology and The
         Keshet Fund, L.P.
10.59    Form of Warrant dated July 30, 2001 issued to The Keshet Fund, L.P.
21.01(1) Subsidiaries of Company
23.01    Consent of Moffitt & Company
23.02    Consent of Sichenzia, Ross, Friedman & Ference LLP (contained in opinion filed as Exhibit
         5.01)
99.019   Press Release dated January 12, 2001
---

Incorporated by reference from iBIZ's Form 10-SB, File No. 000-27619, filed with the SEC on October 13, 1999
Incorporated by reference from iBIZ's Form 10-SB/A, File No. 000-27619, filed with the SEC on November 30, 1999.
Incorporated by reference from iBIZ's Form SB-2, File No. 333-94409, filed with the SEC on January 11, 2000.
Incorporated by reference from iBIZ's Form 10-KSB, File No. 000-027619, filed with the SEC on January 7, 2000.
Incorporated by reference from iBIZ's Form 10-QSB, File No. 000-027619, filed with the SEC on March 16, 2000.
Incorporated by reference from iBIZ's Form SB-2, File No. 333-34936, filed with the SEC on April 17, 2000.

Incorporated by reference from iBIZ's Form SB-2, File No. 333-42414, filed with the SEC on July 28, 2000.
Incorporated by reference from iBIZ's Form SB-2, File No. 333-50564, filed with the SEC on November 22, 2000.
Incorporated by reference from iBIZ's Form 8-K, File No. 000-027619, filed with the SEC on January 19, 2001.
Incorporated by reference from iBIZ's Form 10-KSB, File No. 000-027619, filed with the SEC on January 29, 2001.
Incorporated by reference from iBiz's Form SB-2, File No. 333-63808, filed with the SEC on June 25, 2001.

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

                                   By:/s/ Kenneth W. Schilling
                                      ----------------------------------------
                                          Kenneth W. Schilling, President,
                                          Director

                                   Dated: February 27, 2002

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   By:/s/ Kenneth W. Schilling
                                      ----------------------------------------
                                          Kenneth W. Schilling, President,
                                          Director

                                   Dated: February 27, 2002


                                   By:/s/ Mark H. Perkins
                                      ----------------------------------------
                                          Mark H. Perkins, Vice President of
                                          Operations, Director


                                   Dated: February 27, 2002