Form 10QSB
period 2002-01-31
IBIZ TECHNOLOGY CORP
filed 2002-03-22
CIK 1079893

United States
                       Securities And Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                     For the Quarter Ended January 31, 2002

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


                  2238 West Lone Cactus, Phoenix, Arizona 85027
        ----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


         Issuer's telephone number, including area code: (623) 492-9200

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_  No ___



        Class                                     Outstanding at March 21, 2002
Common stock, $0.001 par value                             239,159,275

                                Table of Contents


Part i.  -  financial Information.................................................................................1

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)..........................................................................
         BALANCE SHEETS ...........................................................................................
         STATEMENTS OF OPERATIONS..................................................................................
         STATEMENT OF CASH FLOWS...................................................................................
         NOTES TO FINANCIAL STATEMENTS.............................................................................
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II.  -  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDS............................................................................................
ITEM 2.  CHANGES IN SECURITIES.....................................................................................
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...........................................................................
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................................
ITEM 5.  OTHER INFORMATION.........................................................................................
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................................................................

PART I
Item 1.  Financial Information

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                            JANUARY 31, 2002 AND 2001

                                TABLE OF CONTENTS



                                                                                                     PAGE NO.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT..........................................................           1

FINANCIAL STATEMENTS

       Consolidated Balance Sheets..............................................................           2

       Consolidated Statements of Operations....................................................         3 - 4

       Consolidated Statement of Stockholders' (Deficit)........................................           5

       Consolidated Statements of Cash Flows....................................................         6 - 7

       Notes to Consolidated Financial Statements...............................................         8 - 29


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To The Board of Directors and Stockholders
IBIZ Technology Corp. and Subsidiaries
Phoenix, Arizona

We have reviewed the accompanying consolidated balance sheet of IBIZ Technology Corp. and Subsidiaries as of January 31, 2002 and the related consolidated statements of operations and cash flows for the three months ended January 31, 2002 and 2001 and the statement of stockholders' (deficit) for the three months ended January 31, 2002 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of IBIZ Technology Corp. and Subsidiaries.

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

We have audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of IBIZ Technology Corp. and Subsidiary as of October 31, 2001, and the related consolidated statements of operations, stockholders' (deficit) and cash flows for the year then ended (not presented herein); and in our report dated February 8, 2002 we expressed an unqualified opinion on those financial statements, with an additional comment that there were conditions which raised substantial doubt about the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying consolidated balance sheet as of October 31, 2001, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 25 to the financial statements, the Company has incurred significant operating losses, has negative working capital, lacks sufficient operating cash to purchase products to fill sales orders, is delinquent in payment of payroll taxes and is delinquent in payment of some wages. These conditions raise uncertainty about its ability to continue as a going concern. Management's plans regarding these matters also are described in Note 25. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


MOFFITT & COMPANY, P.C.
SCOTTSDALE, ARIZONA


March 18, 2002

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      JANUARY 31, 2002 AND OCTOBER 31, 2001




                                                              ASSETS

                                                                                   January 31,           October 31,
                                                                                      2002                  2001
                                                                                  ( Unaudited)            (Audited)

CURRENT ASSETS
       Cash and cash equivalents                                                $         137,888    $            6,981
       Accounts receivable, net                                                            49,497                93,747
       Inventories                                                                        163,909               166,742
       Prepaid expenses                                                                    55,465                54,127
       Net assets held for sale                                                           249,918               438,871
                                                                                -----------------    ------------------



              TOTAL CURRENT ASSETS                                                        656,677               760,468
                                                                                -----------------    ------------------


PROPERTY AND EQUIPMENT, NET OF
   ACCUMULATED DEPRECIATION                                                               138,997               147,378
                                                                                -----------------    ------------------

OTHER ASSETS
       Notes receivable, officers                                                               0                     0
       Customer list, net of accumulated amortization                                           0                     0
       Deposits                                                                            16,012                16,012
                                                                                -----------------    ------------------

              TOTAL OTHER ASSETS                                                           16,012                16,012
                                                                                -----------------    ------------------



              TOTAL ASSETS                                                      $         811,686    $          923,858
                                                                                =================    ==================



                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

                                                                                   January 31,           October 31,
                                                                                      2002                  2001
                                                                                  ( Unaudited)            (Audited)

CURRENT LIABILITIES
       Accounts payable, trade                                                  $         626,101    $          797,585
       Note payable, trade                                                                 45,000                57,500
       Accrued liabilities                                                                811,643               727,050
       Sales and payroll taxes payable                                                    160,018               121,483
       Corporation income taxes payable                                                    19,028                19,028
       Deferred income                                                                      2,915                 4,495
       Convertible debentures payable, current portion                                  2,123,564             2,305,929
       Note payable, factor                                                                12,421                70,734
       Notes payable, other, current portion                                                7,198                 5,721
                                                                                -----------------    ------------------

              TOTAL CURRENT LIABILITIES                                                 3,807,888             4,109,525
                                                                                -----------------    ------------------

LONG - TERM LIABILITIES
       Convertible debentures payable                                                     972,500               750,000
       Notes payable, other                                                                 7,334                 8,811
                                                                                -----------------    ------------------

              TOTAL LONG - TERM LIABILITIES                                               979,834               758,811
                                                                                -----------------    ------------------

STOCKHOLDERS' EQUITY( DEFICIT)
       Preferred stock
          Authorized - 50,000,000 shares, par
            value $.001 per share
          Issued and outstanding - 0 shares                                                     0                     0
       Common stock
          Authorized - 450,000,000 shares, par
            value $.001 per share
          Issued and outstanding
             January 31, 2002 - 175,038,406 shares                                        175,038                     0
             October 31, 2001 - 99,862,248 shares                                               0                99,862
       Additional paid in capital                                                      10,492,451             9,801,345
       Accumulated deficit                                                           ( 14,643,525)         ( 13,845,685)
                                                                                -------------------- ---------------------

              TOTAL STOCKHOLDERS' (DEFICIT)                                          (  3,976,036          (  3,944,478)
                                                                                -------------------  --------------------

              TOTAL LIABILITIES AND
                 STOCKHOLDERS' (DEFICIT)                                        $         811,686    $          923,858
                                                                                =================    ==================


       See Accompanying Notes and Independent Accountants' Review Report.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2002 AND 2001
                                   (UNAUDITED)



                                                                                      2002                  2001
                                                                                -----------------    ------------------

SALES                                                                           $         135,737    $          789,164

COST OF SALES                                                                              83,516               490,065
                                                                                -----------------    ------------------

       GROSS PROFIT                                                                        52,221               299,099

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                                                               449,293             1,015,017
                                                                                -----------------    ------------------

OPERATING (LOSS)                                                                        ( 397,072)            ( 715,918)
                                                                                -----------------    ------------------

OTHER INCOME (EXPENSE)
       Cancellation of debt                                                                42,031               223,369
       Interest income                                                                         15                 9,616
       Interest expense                                                                  ( 85,753)             ( 35,541)
       Interest expense - convertible debentures-beneficial
        conversion feature                                                              ( 116,214)            ( 302,390)
       Other income                                                                             0                   326
                                                                                -----------------    ------------------

        TOTAL OTHER INCOME (EXPENSE)                                                    ( 159,921)            ( 104,620)
                                                                                -----------------    ------------------

(LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                                                  ( 556,993)            ( 820,538)

INCOME TAXES                                                                                    0                     0
                                                                                -----------------    ------------------

(LOSS) FROM CONTINUING OPERATIONS                                                       ( 556,993)            ( 820,538)

DISCONTINUED OPERATIONS
       (Loss) from operations of discontinued business segments                         ( 240,847)            ( 111,973)
                                                                                -----------------    ------------------

NET (LOSS)                                                                      $       ( 797,840)   $        ( 932,511)
                                                                                =================    ==================


       See Accompanying Notes and Independent Accountants' Review Report.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
              FOR THE THREE MONTHS ENDED JANUARY 31, 2002 AND 2001
                                   (UNAUDITED)




                                                                                      2002                  2001
                                                                                -----------------    ------------------

NET (LOSS) PER COMMON SHARE

       Basic and Diluted:

        Continuing operations                                                   $           ( .01)   $           ( 0.02)

        Discontinued operations                                                 $             .00    $           ( 0.00)
                                                                                -----------------    ------------------

           NET (LOSS)                                                           $           ( .01)   $           ( 0.02)
                                                                                =================    ==================

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING

       Basic and diluted                                                                110,721,848           37,929,185
                                                                                ===================  ===================



       See Accompanying Notes and Independent Accountants' Review Report.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
                   FOR THE THREE MONTHS ENDED JANUARY 31, 2002
                                   (UNAUDITED)



                                                                 Preferred Stock                       Common Stock
                                                            Shares            Amount             Shares            Amount

BALANCE, NOVEMBER 1, 2001                                             0  $             0            99,862,248 $        99,862

CONVERSION OF DEBENTURES FOR
   COMMON STOCK:
       PRINCIPAL                                                      0                0            18,855,247          18,855
       ACCRUED INTEREST                                               0                0               956,511             957

FEES AND COSTS FOR ISSUANCE OF
   COMMON STOCK                                                       0                0                   0                 0

ISSUANCE OF COMMON STOCK FOR:
       PAYMENT OF ACCOUNTS
          PAYABLE                                                     0                0            22,750,000          22,750
       PAYMENT OF SALARIES AND
          RETENTION BONUSES                                           0                0            26,900,000          26,900

DONATION OF STOCK BACK TO THE
   COMPANY FOR TREASURY STOCK                                         0                0           ( 9,285,600)        ( 9,286)

ISSUANCE OF COMMON STOCK TO THE
   PRESIDENT TO REIMBURSE HIM FOR
   SHARES GIVEN TO DEBENTURE
   HOLDERS FROM:
       TREASURY STOCK                                                 0                0            9,285,600            9,286
       NEW SHARES                                                     0                0            5,714,400            5,714

INTEREST EXPENSE - CONVERTIBLE
   DEBENTURES - BENEFICIAL
   CONVERSION FEATURE                                                 0                0                   0                 0

NET (LOSS) FOR THE THREE MONTHS
   ENDED JANUARY 31, 2002                                             0                0                   0                 0
                                                       ----------------  ---------------     ---------------  ----------------

        BALANCE, JANUARY 31, 2002                                     0  $             0         175,038,406  $        175,038
                                                       ================  ===============     ===============  ================

       See Accompanying Notes and Independent Accountants' Review Report.

                          Additional
                            Paid in               Accumulated
                            Capital                 Deficit                   Total

                      $        9,801,345    $          ( 13,845,685)   $     ( 3,944,478)



                                 164,826                         0               183,681
                                   7,993                         0                 8,950


                                ( 21,264)                        0              ( 21,264)



                                 251,875                         0               274,625

                                  91,460                         0               118,360


                               ( 122,998)                        0             ( 132,284)





                                 122,998                         0               132,284
                                  80,002                         0                85,716



                                 116,214                         0               116,214


                                       0                 ( 797,840)            ( 797,840)
                      ------------------    ----------------------     ------------------

                      $       10,492,451    $         ( 14,643,525)    $     ( 3,976,036)
                      ===================   =======================    ==================



       See Accompanying Notes and Independent Accountants' Review Report.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2002 AND 2001
                                   (UNAUDITED)

                                                                  2002        2001
                                                               ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss) ...........................................  $(556,993)  $(820,538)
       Adjustments to reconcile net (loss) to
         net cash (used) by operating activities of
         continuing operations:
           Loss from discontinued operations ................   (240,847)   (111,973)
           Write-down of net assets held for sale ...........    137,534           0
           Depreciation .....................................      8,381      61,151
         Interest expense - convertible debentures-beneficial
             conversion feature .............................    116,214     302,390
           Common stock issued for expenses .................     89,816         374
           Allowance for uncollectible accounts, net ........    (10,154)          0
       Changes in operating assets and liabilities:
           Accounts receivable ..............................     54,404      45,769
           Inventories ......................................      2,833    (104,899)
           Prepaid expenses .................................     (1,338)          0
           Deposits .........................................          0    (330,768)
           Accounts and notes payable, trade ................     90,641     (67,610)
           Accrued liabilities and taxes ....................    250,438     150,449
           Customer deposits ................................          0      (6,488)
           Deferred income ..................................     (1,580)    (31,629)
                                                               ----------  ----------

              NET CASH (USED) IN OPERATING
                 ACTIVITIES .................................    (60,651)   (913,772)
                                                               ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment ..................          0     (89,527)
       Proceeds from sale of net assets held for sale .......     48,635           0
                                                               ----------  ----------

              NET CASH PROVIDED (USED) IN
                INVESTING ACTIVITIES ........................     48,635     (89,527)
                                                               ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from issuance of convertible
          debentures payable ................................    201,236     944,180
       Repayment of note payable, factor ....................    (58,313)          0
       Repayment of notes payable, other ....................          0      (1,306)
       Changes in notes receivable, officer .................          0       6,621
                                                               ----------  ----------

            NET CASH PROVIDED BY FINANCING
                ACTIVITIES ..................................    142,923     949,495
                                                               ----------  ----------




       See Accompanying Notes and Independent Accountants' Review Report.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE THREE MONTHS ENDED JANUARY 31, 2002 AND 2001
                                   (UNAUDITED)


                                                                                      2002                  2001
                                                                                -----------------    ------------------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                                          $        130,907    $         ( 53,804)

CASH AND CASH EQUIVALENTS, AT
   BEGINNING OF PERIOD                                                                      6,981               631,375
                                                                                -----------------    ------------------

CASH AND CASH EQUIVALENTS, AT
   END OF PERIOD                                                                $         137,888    $          577,571
                                                                                =================    ==================




SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION

       Cash paid during period for:

          Interest                                                              $          22,486    $           67,275
                                                                                =================    ==================

          Taxes                                                                 $               0    $                0
                                                                                =================    ==================

NON-CASH INVESTING AND FINANCING
   ACTIVITIES

       Issuance of common stock for convertible debentures                      $         183,681    $           34,576
                                                                                =================    ==================

       Issuance of common stock for fees, services and
         expenses                                                               $          94,666    $                0
                                                                                =================    ==================

       Issuance of common stock for accounts payable and
          accrued liabilities                                                   $         401,935    $                0
                                                                                =================    ==================

       Interest expense - convertible debentures-beneficial
          conversion feature                                                    $         116,214    $          302,390
                                                                                =================    ==================


       See Accompanying Notes and Independent Accountants' Review Report.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2002 AND 2001
                                   (UNAUDITED)


NOTE 1          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                Nature of Business

                IBIZ Technology Corp. (hereinafter referred to as the Company) was organized on April 6, 1994, under the laws of the State of Florida. The Company operates as a holding company for subsidiary acquisitions.

                Invnsys Technology Corporation (hereinafter referred to as Invnsys) is a management company that pays the general and administrative expenses for the Company and all of the subsidiaries.

                IBIZ, Inc. designs, manufactures (through subcontractors), and distributes a line of accessories for the PDA and handheld computer market which are distributed through large retail chain stores and e-commerce sites. IBIZ Inc. also markets LCD monitors, OEM notebook computers, third party software, and general purpose financial application keyboards.

                Qhost. Inc. provides Web-enabling services which included Co-Location services, Web design and development, and data center technical management services. These segments of the Company's operations were discontinued on October 31, 2001.

                Principles of Consolidation

                The consolidated financial statements include the accounts of IBIZ Technology Corp. and its wholly owned subsidiaries - Invnsys Technology Corporation, IBIZ, Inc. and Qhost, Inc.

                All material inter-company accounts and transactions have been eliminated.

                Cash and Cash Equivalents

                For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

                Accounts Receivable

                Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts.

                Allowance for Doubtful Accounts

                The allowance for doubtful accounts on accounts receivables is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any possible losses.

       See Accompanying Notes and Independent Accountants' Review Report.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2002 AND 2001
                                   (UNAUDITED)


NOTE 1          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                Invnsys depreciates its property and equipment for financial reporting purposes using the straight-line method based upon the following useful lives of the assets:

                Tooling ......................   3 Years
                Machinery and equipment ......   10 Years
                Office furniture and equipment   5-10 Years
                Vehicles .....................   5 Years
                Computer software ............   5 Years

                Accounting for Convertible Debt Securities

                The Company has issued convertible debt securities with non-detachable conversion features. The Company accounts for such securities in accordance with Emerging Issues Task Force Topic D-60. The Company has recorded the fair value of the beneficial conversion features as interest expense and an increase to Additional Paid in Capital.

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

                Maintenance agreements - Income from maintenance agreements is being recognized on a straight- line basis over the life of the service contracts. The unearned portion is recorded as deferred income.

                Service income - When services are performed.

       See Accompanying Notes and Independent Accountants' Review Report.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2002 AND 2001
                                   (UNAUDITED)


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

                Shipping and Handling Costs

                The Company's policy is to classify shipping and handling costs as part of cost of goods sold in the statement of operations.

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



       See Accompanying Notes and Independent Accountants' Review Report.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2002 AND 2001
                                   (UNAUDITED)


NOTE 1          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                Risks and Uncertainties

                IBIZ, Inc. is in the computer and computer technology industry and its products are subject to rapid obsolescence and management must authorize funds for research and development costs in order to stay competitive.

                Common Stock Issued for Non-Cash Transactions

                It is the Company's policy to value stock issued for non-cash transactions at the stock closing price at the date the transaction is finalized.

NOTE 2          DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

                The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at January 31, 2002 and October 31, 2001, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

NOTE 3          AMENDMENT OF ARTICLES OF INCORPORATION

                The Articles of Incorporation were amended to increase the number of authorized shares of common stock from 100,000,000 to 450,000,000 and authorized the creation of 50,000,000 shares of blank check preferred stock.

NOTE 4          ACCOUNTS RECEIVABLE

                A summary of accounts receivable and allowance for doubtful accounts is as follows:

                                                                                   January 31,           October 31,
                                                                                      2002                  2001
                                                                                   (Unaudited)            (Audited)

                      Accounts receivable                                       $          89,343    $          143,747

                      Allowance for doubtful accounts                                      39,846                50,000
                                                                                -----------------    ------------------

                             Net accounts receivable                            $          49,497    $           93,747
                                                                                =================    ==================

       See Accompanying Notes and Independent Accountants' Review Report.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2002 AND 2001
                                   (UNAUDITED)


NOTE 4          ACCOUNTS RECEIVABLE (CONTINUED)

                                                                                   January 31,           October 31,
                                                                                      2002                  2001
                                                                                   (Unaudited)            (Audited)

                      Allowance for doubtful accounts

                             Balance, at beginning of period                    $          50,000    $           25,000

                             Additions for the period                                           0                80,534

                             Recovery for the period                                        1,860                     0

                             Write-off of uncollectible accounts
                                for the period                                           ( 12,014)             ( 55,534)
                                                                                -----------------    ------------------

                             Balance, at end of period                          $          39,846    $           50,000
                                                                                =================    ==================

NOTE 5          INVENTORIES

                The inventories are comprised of the following:

                                                                                   January 31,           October 31,
                                                                                      2002                  2002
                                                                                   (Unaudited)            (Audited)

                      Finished products                                         $         158,909    $          161,742
                      Office                                                                5,000                 5,000
                                                                                -----------------    ------------------

                                                                                $         163,909    $          166,742
                                                                                =================    ==================

NOTE 6          NET ASSETS HELD FOR SALE

                On December 21, 2001, Invnsys sold all of the properties, rights and assets used in connection with the internet service segment of Invnsys' operations. The services sold include the provision of dial up Internet access, dedicated internet access, Web hosting and Web page development services, Co- Location and bandwidth and managed server services to residential and commercial customers.

                The Co-Location operations are included in Discontinued Operations.

                In accordance with provisions of SFAS No. 121, the assets included in net assets held for sale will not be depreciated.

       See Accompanying Notes and Independent Accountants' Review Report.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2002 AND 2001
                                   (UNAUDITED)


NOTE 7          PROPERTY AND EQUIPMENT

                Property and equipment and accumulated depreciation consists of:

                                                                                   January 31,           October 31,
                                                                                      2002                  2001
                                                                                   (Unaudited)            (Audited)

                      Tooling                                                   $          68,100    $           68,100
                      Machinery and equipment                                              41,821                41,821
                      Office furniture and equipment                                       81,027                81,027
                      Vehicles                                                             39,141                39,141
                      Software                                                             90,159                90,159
                                                                                -----------------    ------------------

                                                                                          320,248               320,248
                      Less accumulated depreciation                                       181,251               172,870
                                                                                -----------------    ------------------

                      Total property and equipment                              $         138,997    $          147,378
                                                                                =================    ==================

NOTE 8          NOTES RECEIVABLE, OFFICERS

                                                                                   January 31,           October 31,
                                                                                      2002                  2001
                                                                                   (Unaudited)            (Audited)
                Invnsys Technology Corporation

                   A note due from the president of the Company, which is payable on demand and accrues interest at 6%. Management believes the note is uncollectible since IBIZ no longer has collateral for the note. The Company elected to write-off the loan as uncollectible by establishing an allowance for doubtful collections for the total amount due on the note.

                           Total amount of note                                 $         373,159    $          373,159

                           Less allowance for doubtful collection                       ( 373,159)            ( 373,159)
                                                                                -----------------    ------------------

                                Net note                                        $               0    $                0
                                                                                =================    ==================

       See Accompanying Notes and Independent Accountants' Review Report.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2002 AND 2001
                                   (UNAUDITED)


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

NOTE 10         ACCRUED LIABILITIES

                Accrued liabilities consist of the following:

                                                                                   January 31,           October 31,
                                                                                      2002                  2001
                                                                                   (Unaudited)            (Audited)


                      Interest                                                  $         253,301    $          201,987
                      Officers' bonuses                                                    30,210               104,552
                      Bonuses, other                                                            0                41,140
                      Wages                                                               305,069               231,806
                      Severance wages                                                     150,000                75,000
                      Vacation pay                                                         41,238                41,238
                      Other                                                                31,825                31,327
                                                                                -----------------    ------------------
                                                                                $         811,643    $          727,050
                                                                                =================    ==================

NOTE 11         INCOME TAXES
                                                                                   January 31,      January 31,
                                                                                      2002                  2001
                                                                                   (Unaudited)           (Unaudited)
                (Loss) from continuing operations
                  before income taxes                                           $       ( 556,993)   $        ( 932,511)

                The provision for income taxes is estimated as follows:

                      Currently payable                                         $               0    $                0
                                                                                -----------------    ------------------

                      Deferred                                                  $               0    $                0
                                                                                -----------------    ------------------

       See Accompanying Notes and Independent Accountants' Review Report.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2002 AND 2001
                                   (UNAUDITED)


NOTE 11         INCOME TAXES (CONTINUED)

                                                                                   January 31,           October 31,
                                                                                      2002                  2001
                                                                                   (Unaudited)            (Audited)

                Significant components of the Company's deferred tax assets and liabilities are as follows:

                      Deferred tax assets:
                         Net operating loss carryforwards                       $       2,397,774    $        2,241,000
                         Accrued expenses and miscellaneous                               134,700               134,700
                         Tax credit carryforward                                           38,424                38,424
                                                                                -----------------    ------------------
                                                                                        2,570,898             2,414,124
                             Less valuation allowance                                   2,570,898             2,414,124
                                                                                -----------------    ------------------

                      Net deferred tax asset                                    $               0    $                0
                                                                                =================    ==================

                A  reconciliation of the valuation allowance is as follows:

                Balance, at beginning of period                                 $       2,414,124    $        1,158,265
                Addition for the period                                                   156,775             1,255,859
                                                                                -----------------    ------------------

                Balance, at end of period                                       $       2,570,899    $        2,414,124
                                                                                =================    ==================

NOTE 12         TAX CARRYFORWARDS

                The Company has the following tax carryforwards at January 31, 2002.

                                     Expiration
     Year               Amount          Date

October 31, 1995    $    2,500   October 31, 2010
October 31, 1997       253,686   October 31, 2012
October 31, 1998        71,681   October 31, 2013
October 31, 1999       842,906   October 31, 2019
October 31, 2000     3,574,086   October 31, 2020
October 31, 2001     5,051,232   October 31, 2021
 January 31, 2002      681,629   October 31, 2022
                                 ----------------

                  $ 10,477,720
                  ============
Capital loss
October 31, 1997        25,600   October 31, 2002

       See Accompanying Notes and Independent Accountants' Review Report.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2002 AND 2001
                                   (UNAUDITED)


NOTE 12         TAX CARRYFORWARDS (CONTINUED)

                                     Expiration
        Year            Amount          Date

   Contribution
   October 31, 1997    $   545   October 31, 2002
   October 31, 1999      2,081   October 31, 2004
   October 31, 2000      3,008   October 31, 2005
   October 31, 2001      1,000   October 31, 2006

Research tax credits    38,424

NOTE 13         CONVERTIBLE DEBENTURES

                                                                                          January 31,           October 31,
                                                                                             2002                  2001
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

       See Accompanying Notes and Independent Accountants' Review Report.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2002 AND 2001
                                   (UNAUDITED)


NOTE 13         CONVERTIBLE DEBENTURES (CONTINUED)

                                                                                          January 31,           October 31,
                                                                                             2002                  2001
                                                                                          (Unaudited)            (Audited)

                  8. Redemption by Company - If there is a change in control of the Company, the holder of the debenture can request that the debenture be redeemed at a price equal to 125% of the aggregate principal and accrued interest outstanding under this debenture.
                  9.  The debentures are unsecured.
                  10. Any further issuance of common stock or debentures
                      must be approved by debenture holders.
                  11. Debenture holders have an eighteen month right of first refusal on future disposition of stock by the Company.
                  12. Restriction on payment of dividends, retirement of
                      stock or issuance of new securities.

                $5,000,000 Convertible Debenture                                  $        1,856,482       $     1,891,456
                --------------------------------

                On October 31, 2001, the Company issued 8% convertible debentures as follows:

                  1.  Due date - October 30, 2002 and January 15, 2003.
                  2.  Interest payable quarterly from January 1, 2001.
                  3.  Default interest rate - 20%.
                  4. On the first $ 1,000,000 of financing, the Company issued warrants to purchase 500,000 shares of stock at $
                      0.48 per share. The Company reserved an additional 1,240,000 shares for future borrowing on this debenture line.
                  5.  Put note purchase price - $4,000,000.
                  6.  Fees and costs - 7% - 10% of cash received for
                      debentures and warrants plus legal fees.
                  7.  The Company must reserve a number of common
                      shares equal to but not less then 200% of the amount of common shares necessary to allow the debenture and warrant holder to be able to convert all such outstanding notes and put notes to common stock.
                  8. Conversion price for put notes. The initial 50% of the put notes shall be the lesser of:


       See Accompanying Notes and Independent Accountants' Review Report.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2002 AND 2001
                                   (UNAUDITED)


NOTE 13         CONVERTIBLE DEBENTURES (CONTINUED)

                                                                                          January 31,           October 31,
                                                                                             2002                  2001
                                                                                          (Unaudited)            (Audited)

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

                Laurus Master Fund, Ltd.                                                $         327,082     $       414,473
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

       See Accompanying Notes and Independent Accountants' Review Report.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2002 AND 2001
                                   (UNAUDITED)


NOTE 13         CONVERTIBLE DEBENTURES (CONTINUED)

                                                                                          January 31,           October 31,
                                                                                             2002                  2001
                                                                                          (Unaudited)            (Audited)

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

                Alpha Capital                                                         $          162,500    $                0
                -------------

                In January 2002, the Company issued an 8% convertible debenture as follows:

                1.    Due date - January 30, 2004.
                2.    Interest payable quarterly from March 31, 2002.
                3.    Default interest rate - 20%.
                4.    Fees and costs - 7% - 10% of cash received for
                      debentures and warrants plus legal fees.
                5.    Conversion price -
                      (i)   80% of the average of the three lowest closing
                             bid prices for the stock for twenty two days or
                      (ii)   80% of the average of the three lowest closing bid
                             prices for the stock for sixty days.
                6.    The debentures are unsecured.
                                                                                      ------------------    ------------------

                      Total debentures                                                $        3,096,064    $        3,055,929

                      Less current portion                                                     2,123,564             2,305,929
                                                                                      ------------------    ------------------

                      Long-term portion                                               $          972,500    $          750,000
                                                                                      ==================    ==================

       See Accompanying Notes and Independent Accountants' Review Report.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2002 AND 2001
                                   (UNAUDITED)


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

NOTE 15         NOTE PAYABLE, OTHER

                                                                                          January 31,           October 31,
                                                                                             2002                  2001
                                                                                          (Unaudited)            (Audited)
                Note payable to Community First National Bank due in monthly payments of principal and interest of $545 with interest at 7 percent until March 7, 2004. The note is secured by an
                automobile which costs $36,000 and
                has a book value of $1,800.                                           $          14,532      $     14,532

                Less:  current portion                                                            7,198             5,721
                                                                                      ------------------    ------------------

                Net long-term debt                                                    $           7,334      $      8,811
                                                                                      ==================    ==================

                Maturities of long-term debt are as follows:

                               January 31, 2002                                       $               0      $      1,859
                               January 31, 2003                                                   7,198             5,339
                               January 31, 2004                                                   6,229             6,229
                               January 31, 2005                                                   1,105             1,105
                                                                                      ------------------    ------------------
                                                                                      $          14,532     $      14,532
                                                                                      ==================    ==================

NOTE 16         DISCONTINUED OPERATIONS

                APB 30 requires that an entity restate prior year financial statements to disclose the results of subsequent discontinued operations. The network integration services, digital subscriber line high speed internet connection services, and Co-Location computer data and server facility were discontinued on October 31, 2001. The January 31, 2001 statements of operations and cash flows were restated to segregate the (loss) from discontinued operations from continued operations.

                The following information is presented for the discontinued operations:



       See Accompanying Notes and Independent Accountants' Review Report.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2002 AND 2001
                                   (UNAUDITED)


NOTE 16         DISCONTINUED OPERATIONS (CONTINUED)

                  A.  Segments discontinued - as indicated above
                  B.  Discontinued date - October 31, 2001
                  C. Manner of disposal - write-down of assets to fair market value and sale of segments D. Remaining assets - asset held for sale of $249,918 after write-down of assets E. Income or loss on October 31, 2001 - none F. Partial proceeds from disposal of assets - $188,953.

NOTE 17         COMPUTATION OF EARNINGS PER SHARE

                                                                                         January 31,             Restated
                                                                                             2002                  2001
                                                                                      ------------------    ------------------
                From continuing operations

                  Net (loss) from continuing operations                               $       ( 556,993)   $        ( 820,538)
                  -------------------------------------                               ------------------    ------------------
                  Weighted average number of common shares
                  outstanding                                                               110,721,848            37,929,185

                  (Loss) per share                                                    $          ( 0.01)   $           ( 0.02)

                From discontinued operations

                  Net (loss) from continuing operations                               $       ( 240,847)   $        ( 111,973)
                  -------------------------------------                               ------------------    ------------------
                  Weighted average number of common shares
                  outstanding                                                               110,721,848            37,929,185

                  (Loss) per share                                                    $          ( 0.00)   $           ( 0.00)

NOTE 18         CANCELLATION OF DEBT

                                                                                             2002                  2001
                                                                                      ------------------    ------------------

                Settlement of lawsuit                                                 $            0        $        101,369
                  Invnsys settled its lawsuit with Epson America, Inc.
                  for $2,500 which generated $101,369 of income.
                Account payable
                  The Company negotiated a cancellation of $122,000
                  account payable with a supplier.  This cancellation
                  resulted in $122,000 of income.                                                  0                 122,000
                Settlement of prior year liabilities                                          42,031                       0
                                                                                      ------------------    ------------------

                                                                                      $       42,031        $        223,369
                                                                                      ==================    ==================

       See Accompanying Notes and Independent Accountants' Review Report.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2002 AND 2001
                                   (UNAUDITED)


NOTE 19         REAL ESTATE LEASE

                On January 8, 2002, IBIZ, Inc. leased its office and warehouse facilities under the following terms and conditions:

                      1. Term - Three years from February 1, 2002 to January 31, 2005
                      2.       Size of facility - 4,343 square feet
                      3. Base rent - Monthly rentals plus taxes and common area operating expenses
                      4.       Base rental schedule -

                Months      Rent

                1 - 12    $2,172
                13 - 24    3,692
                26 - 36    4,343

                Future minimum lease payments excluding taxes and expenses, are as follows:

                January 31, 2003          $     26,064
                January 31, 2004                44,304
                January 31, 2005                52,116
                                              --------
                                              $122,484
                                              ========

                Rent expense for the three months ended January 31, 2002 and 2001 was $27,829 and $38,648, respectively.

NOTE 20         ADVERTISING

                All direct advertising costs are expensed as incurred. Invnsys charged to operations $12,621 and $(27,592) in advertising costs for the three months ended January 31, 2002 and 2001, respectively.

NOTE 21         RESEARCH AND DEVELOPMENT

                Invnsys incurred research and development cost for the three months ended January 31, 2002 and 2001 of $0 and $4,035, respectively.

NOTE 22         WORKERS' COMPENSATION INSURANCE

                As of the date of this report, the Company does not have workers' compensation insurance for its employees.




       See Accompanying Notes and Independent Accountants' Review Report.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2002 AND 2001
                                   (UNAUDITED)


NOTE 23         OFFICERS' COMPENSATION

                The Company entered into employment agreements with four of its corporate officers. The contracts are for three years beginning July 2001 and provide for the following:

                1. Salaries from $150,000 to $250,000 for each officer. On November 1, 2001, the officers voluntarily reduced their salaries to $100,000 and $125,000.
                2.    Bonuses of 1% of total sales for each of its officers
                3. Options for 1,200,000 shares of common stock which will vest and be exercisable for a period of ten years
                4.    Option price of $.02 a share
                5.    Termination -
                      Termination by the Company without cause - the employee shall receive six months salary Change of control - in the event of change of control, the Company shall pay the employee a lump sum payment of three years annual salary

NOTE 24         BUSINESS SEGMENT INFORMATION

                The Company organizes its business based principally upon products and services.

                The Company operated in three reportable segments until October 2001, when it discontinued its Co- Location services, Web design and development and data center technical management services.

                A summary of business segments for the three months ended January 31, 2002 is as follows:

                                                                              Services          General
                                                               Product           and              and
                                                                Sales           Other       Administrative    Consolidated


                Sales                                       $     127,700  $       8,037  $                0  $        135,737

                Operating income (loss)                            24,259       ( 21,292)          ( 559,960)        ( 556,993)

                Identifiable assets                               561,768              0             249,918           811,686

                Expenditures for
                  Long-term assets                                      0              0                   0                 0

NOTE 25         GOING CONCERN

                These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The following factors raise uncertainty as to the Company's ability to continue as a going concern:

       See Accompanying Notes and Independent Accountants' Review Report.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2002 AND 2001
                                   (UNAUDITED)




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

                Management's plans to eliminate the going concern situation include but are not limited to:

                  A. Reduction in operating overhead. The Company reduced its payroll from approximately 50 employees to 7.
                  B. Moved its office and warehouse facility. The Company anticipates that rent, utilities and property taxes will be reduced by $200,000 per year.
                  C.  Discontinued segments that were not profitable.
                  D.  Partial sale of assets held for sale.
                  E.  Arranged for new financing through convertible debentures.
                  F. Paid, some but not all, delinquent payables and unpaid wages through the issuance of common stock.
                  G.  Requested abatement of delinquent payroll tax penalties.
                  H. Purchased products to complete sales orders from funds received from the new debenture financing.

NOTE 26         EMPLOYEE STOCK OPTIONS

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

       See Accompanying Notes and Independent Accountants' Review Report.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2002 AND 2001
                                   (UNAUDITED)


NOTE 26         EMPLOYEE STOCK OPTIONS (CONTINUED)

                The Company has elected to continue to account for stock-based compensation under APB Opinion No. 25, under which no compensation expense has been recognized for stock options granted to employees at fair market value.

                A summary of the option activity for the three months ended January 31, 2002 and 2001, pursuant to the terms of the plan is as follows:

                                                                                          Shares               Weighted
                                                                                           Under                Average
                                                                                          Option            Exercise Price

                  Options outstanding at October 31, 2001                                    3,145,000  $                 0.92
                      Granted                                                                        0                     .00
                      Exercised                                                                      0                     .00
                      Cancelled and expired                                                          0                     .00
                                                                                          ------------

                  Options outstanding at January 31, 2002                                    3,145,000                    0.92
                                                                                          ============

                1,885,000 shares are exercisable at January 31, 2002

                Information regarding stock options outstanding as of January 31, 2002 and 2001 is as follows:

                                                                                           2002                  2001
                                                                                    -----------------   ----------------------

                      Price range                                                       $0.02 - $2.00              $0.53 - $2.00
                      Weighted average exercise price                                           $0.56                     $0.92
                      Weighted average remaining contractual life                      8 years, 1 months          8 years, 5 months
                      Options exercised
                           Price range                                                            0                      $0.00
                           Shares                                                                 0                          0
                           Weighted average exercise price                                        0                      $0.00

                The weighted average fair value of options granted in the three months ended January 31, 2002 and 2001 were estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions:

                                                                                      2002                       2001
                                                                             ----------------------     ----------------------

                      Dividend yield                                                              -                          0
                      Expected volatility                                                         -                         50  %
                      Risk free interest rate                                                     -                5.13% - 6.65 %
                      Expected life                                                               -                   10 years

       See Accompanying Notes and Independent Accountants' Review Report.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2002 AND 2001
                                   (UNAUDITED)


NOTE 26         EMPLOYEE STOCK OPTIONS (CONTINUED)

                For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                                   January 31,                January 31,
                                                                                      2002                       2001
                                                                             ----------------------     ----------------------
                Net (loss) from continuing operations
                      As reported                                            $            ( 556,993)    $            ( 820,538)

                      Pro forma                                              $            ( 588,218)    $            ( 891,273)

                (Loss) per share attributable to
                   common stock
                      As reported                                            $                ( .01)    $                ( .02)

                      Pro forma                                              $                ( .01)    $                ( .02)

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

NOTE 27         COMMON STOCK PURCHASE WARRANTS

                As of January 31, 2002 the Company has issued the following common stock purchase warrants:


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


       See Accompanying Notes and Independent Accountants' Review Report.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2002 AND 2001
                                   (UNAUDITED)


NOTE 27         COMMON STOCK PURCHASE WARRANTS (CONTINUED)

                                                             Number                                     Exercise
                                       Date                 of Shares               Term                  Price
                               --------------------    ------------------    ------------------    ------------------

                                         August 30, 2000          250,000               3 years    $              .50
                                         August 30, 2000          250,000               3 years    $              .75
                                         August 30, 2000           36,364               3 years    $             1.00
                                         September   3, 2000      109,000               3 years    $             1.00
                                         September 27, 2000       278,750               3 years    $              .90
                                         October 31, 2000         500,000               2 years    $            .4755
                                         December 20, 2000        400,000               5 years    $            .2275
                                         December 20, 2000        150,000               5 years    $            .2275
                                         April 26, 2001         1,500,000               5 years    $            .1225
                                         June 22, 2001          1,500,000               5 years    $             .042
                                         June 27, 2001          1,500,000               5 years    $             .048
                                         August 21, 2001          525,000               5 years    $             .039
                                         October 9, 2001          350,000               5 years    $            .0256
                                         January 15, 2002         166,666               5 years    $            .0097
                                         January 15, 2002         500,000               5 years    $            .0097
                                         January 30, 2002       5,000,000               5 years    $              FMV
                                                         ----------------

                                                               14,726,155
                                                         ================

                14,726,155 shares are exercisable at January 31, 2002.

NOTE 28         LEGAL PROCEEDINGS

                Invnsys had six lawsuits filed against it for unpaid accounts payable and wages. Three of the lawsuits totaling $73,000 were settled with an agreement to issue stock to the debtor or to make payments on the debt.

                One of the lawsuits for unpaid wages was settled. Two lawsuits for unpaid wages and breach of contract totaling $12,250 are being negotiated for final settlements.

                The $12,250 on the lawsuits is included in accounts payable and accrued liabilities.

NOTE 29         ECONOMIC DEPENDENCY

                For the three months ended January 31, 2002, IBIZ, Inc. had sales of approximately 24% of its PDA's to one customer.



       See Accompanying Notes and Independent Accountants' Review Report.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2002 AND 2001
                                   (UNAUDITED)


NOTE 30         SECURITIES AND EXCHANGE PROCEEDING

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

NOTE 31         UNPAID OFFICERS' SALARIES

                On December 20, 2001, the Board of Directors authorized the issuance of convertible debentures to the officers of the Company as consideration for their unpaid wages. As of the date of this report, the debentures have not been issued.

NOTE 32         PREFERRED STOCK

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

NOTE 33         CONVERTIBLE LOCK AGREEMENT

                In January 2002, the debenture holders agreed that they would not convert any debentures for 60 days and further that they would not convert any debentures for six months unless the market price of the stock exceeds $0.02.

NOTE 34         OFF-BALANCE SHEET RISK

                The Company has $149,975 deposited in one banking institution. Only $100,000 of the balance is insured by the Federal Deposit Insurance Corporation.

NOTE 35         UNAUDITED FINANCIAL INFORMATION

                The accompanying financial information as of January 31, 2002 is unaudited. In managements opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.





       See Accompanying Notes and Independent Accountants' Review Report.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2002 AND 2001
                                   (UNAUDITED)


NOTE 36         CONTINGENCIES

                Real Estate at 1919 W. Lone Cactus Drive, Phoenix, Arizona

                The Company has pledged all of its assets, except inventory, to guarantee the mortgage of $925,448 on the premises it previously occupied at 1919 W. Lone Cactus Drive, Phoenix, Arizona.

                Contract Termination Fees on Co-Location Operations

                The connectivity providers for the discontinued Co-Location operations charged a $130,000 termination fee. The Company does not believe this fee is payable as the Co-Location operations were transferred to Arizona Internet L.L.C. without any termination activity by the provider.


       See Accompanying Notes and Independent Accountants' Review Report.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

         Through its operating subsidiary, iBIZ Inc. designs, manufactures, and distributes personal digital assistant accessories (PDA accessories), small footprint desktop computers, transaction printers, general purpose financial application keyboards, numeric keypads, TFT-LCD monitors and related products. iBIZ also markets a line of OEM notebook computers and distributes a line of transactional and color printers. To provide a greater range of products, iBIZ resells third-party hardware, software and related supplies.

Selected Financial Information.

                                             YEAR ENDED
                                   January 31, 2002   January 31, 2001

Statement of Operations Data         $              $
      Net sales ....................      135,737       789,164
      Gross profit .................       52,221       299,099
      Operating income from
      continuing operations(loss) ..  (   556,993)   (  820,538)
      Net earnings (loss) after tax   (   797,840)   (  932,511)
      Net earnings (loss) per share         (0.01)        (0.02)

Balance Sheet Data .................January 31, 2002  October 31, 2001
      Total assets .................      811,882       923,858
      Total liabilities ............    4,787,722     4,868,336
      Stockholders' equity (deficit)   (3,976,036)   (3,944,478)


                             RESULTS OF OPERATIONS.

Three months ended January 31, 2002 compared to the three months ended January 31,2001.

         Revenues. Sales from continuing operations decreased by approximately 83% to $135,737 in the three months ended January 31, 2002 from $ 789,164 in the three months ended January 31, 2001. The decrease was mainly a result of the drain on working capital from costs associated with the data center which resulted in delayed shipments for our PDA products to our high volume retail accounts. A continued impact from the drop of consumer spending for PDA products also had a negative first quarter impact. Shipments for goods have improved since January 31, 2002 and with the drain on working capital minimized by discontinued operations shipments should continue to improve throughout the remainder of this fiscal.

         Cost of Sales. The cost of sales of $83,516 in the three months ended January 31, 2002 decreased from $490,065 in the three months ended January 31, 2001, or approximately an 83% decrease. This reduction reflects a drop in purchases from our overseas suppliers as well as the decrease in costs related to providing data center services.

         Gross Profit. Gross profit decreased by approximately 83% to $52,221 in the three months ended January 31, 2002 from $299,099 in the three months ended January 31, 2001. The decrease was due to a reduction of sales. The gross profit on sales was 38% for each period and is expected to increase as orders for goods continue to improve.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased approximately 56% to $449,293 in the three months ended January 31, 2002 from $1,015,017 for the three months ended January 31, 2001. The decrease was primarily due to staff reductions and related costs, rent, utilities and voluntary salary reductions from officers.

         Interest Expense. Interest expense of $85,753 for the three months ended January 31, 2002 and of $35,541 for the three months ended January 31, 2001 was incurred on factoring lines and on convertible debentures issued to various investors.

         Interest Expense -- Convertible Debenture - Beneficial Conversion Feature. The Company has issued convertible debt securities with a non-detachable conversion feature at the date of issue. The Company accounts for such securities in accordance with Emerging Issues Task Force Topic D-60. The Company has recorded the fair value of the beneficial conversion feature as interest expense and an increase to Paid-in Capital. Interest expense of $116,214 for the three months ended January 31, 2002 was incurred under the Company's convertible debenture-beneficial conversion feature.

         Net Loss. Net loss from continuing operations decreased to $556,993 for the three months ended January 31, 2002 from a net loss of $820,538 for the three months ended January 31, 2001. The loss resulted from the increase in the selling, general and administrative expenses and the imposition of interest expenses for the Company's convertible debenture-beneficial conversion feature.

         Discontinued Operations. Net Loss from discontinued operations increased from $111,973 the three months ended January 31, 2002 to $240,847 in the three months ended January 31, 2001. The reason for the increase was the company had costs to "Wind Down" the operations and loss on liquidation of certain assets.

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

         Working Capital deficit decreased from $3,349,057 from as of year end October 31, 2001, to $3,151,211 as of January 31, 2002. The decrease was a result of payment of company debt through the issuance of Common Stock.

         The company anticipates that the liquidity will increase in the next fiscal year due to the following measures it has instituted:

1. Reduction in selling, general and administrative expenses especially from:
         a. Reduction in payroll from approximately 50 employees to 7.
         b. Reduction in rent by $200,000 per year due to moving to new facilities.

2.       Discontinued non profitable business segments.

3.       Sale of assets held for sale.

4. Payments of some, but not all payables and wages through the issuance of common stock.

5. Obtained new debenture financing which enables the company to purchase new products to fulfill sales orders.

            The Company believes that the amounts committed (assuming the Company meets the representations, warranties, covenants, and conditions to receive those amounts) should be sufficient to finance the Company's revised business plans through the Company's fiscal year ended October 31, 2002.

PART II - Other Information

         Item 1.           Legal Proceedings

            From time to time we are subject to litigation incidental to our business. We are not currently a party to any legal proceedings that we consider to be material.

         Item 2.           Changes in Securities


(c)      Recent Sales of Unregistered Securities

         The securities described below represent equity securities of iBIZ sold by iBIZ during the three month period ended January 31, 2002 that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), all of which were issued by the Company pursuant to exemptions under the Securities Act. Underwriters were involved in none of these transactions.

         Private Placements of Common Stock and Warrants for Cash

         None.

         Sales of Debt and Warrants for Cash

         Convertible debentures were issued to three accredited purchasers during our first quarter of 2002. The debentures were in the aggregate principal amount of $222,500. The debentures were convertible into common stock at a conversion price of the lower of 80% of the average of the three lowest closing bid prices for the common stock twenty two days prior to the closing date or 80% of the average of the three lowest closing bid prices for the common stock sixty days prior to conversion. In addition, these same purchasers received an aggregate amount of 5,666,666 warrants to purchase common stock. The offering of convertible debentures and warrants was exempt from registration under Rule 504 of Regulation D and under Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. All persons were accredited investors, represented that they were capable of analyzing the merits and risks of their investment.

         Option Grants

         None.

         Issuances of Stock for Services or in Satisfaction of Obligations

         In November 2001, we issued 15,000,000 million shares of our common stock valued at $1,5000 to our president, Ken Schilling, as compensation for his contribution of 9,285,600 shares of common stock to iBiz prior to iBiz receiving shareholder approval to increase its authorized capital.

         In December 2001, we issued 21,750,000 shares of common stock valued at $217,500 to four consultants as payment for consulting services.

         The above offerings and sales were deemed to be exempt under Regulation D and Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were business associates of iBiz or executive officers and/or directors of iBiz, and transfer was restricted by iBiz in accordance with the requirements of the Securities Act. All unregistered shares of common stock outstanding, except those issued in November 2001, were registered through our Registration Statement on Form S-8, which was declared effective in January 2002.

                  Item 3.           Defaults Upon Senior Securities

                                            Not Applicable

                  Item 4.           Submission of Matters to a Vote of Security
                                    Holders


         (a)      The annual meeting of our shareholders was held on November
                  21, 2001.

         (b)      Our shareholders voted for:

1. The reelection of Kenneth W. Schilling, Terry S. Ratliff, and Mark H. Perkins, as directors of iBiz for a 1 year term:

                            For          Against     Abstained
                          82,479,573     173,325     1,575,043


2. The increase to approve authorized shares and creation of 50,000,000 shares of blank check preferred stock.

                            For           Against     Abstained
                          27,812,977    6,724,198       233,890

3.       Approval of the 1999 Stock Option Plan.

                            For            Against    Abstained
                          29,450,749     4,445,531      874,785

4.       Approval of the 2001 Stock Option Plan.

                            For            Against    Abstained
                          29,219,395     4,922,551      629,119


5. Ratification of the appointment of the firm Moffitt & Co. PC as independent accountants for the fiscal year ended October 31, 2001.

                            For            Against    Abstained
                          81,844,931     1,924,475     458,535

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

                  Dated this 21st day of March 2002



                                                 IBIZ TECHNOLOGY CORP.


                                          By:/s/ KENNETH W. SCHILLING
                                                 Kenneth W. Schilling, President




                                          By:/s/ MARK H. PERKINS
                                                 Mark H. Perkins, Executive Vice
                                                 President