Form 10QSB
period 2002-04-30
IBIZ TECHNOLOGY CORP
filed 2002-08-22
CIK 1079893

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED APRIL 30, 2002

                           COMMISSION FILE NO. 027619



                              IBIZ TECHNOLOGY CORP.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                                86-0933890
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


2238 West Lone Cactus, Phoenix, Arizona                             85027
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


Issuer's telephone number, including area code:                  (623) 492-9200
                                                                 ---------------

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ]  No [X]


          Class                                  Outstanding at August 20, 2002
------------------------------                   ------------------------------
Common stock, $0.001 par value                             289,118,972

                                TABLE OF CONTENTS
                                -----------------


PART I.  -  FINANCIAL INFORMATION.............................................1

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).....................................3
         BALANCE SHEETS ......................................................6
         STATEMENTS OF OPERATIONS.............................................7
         STATEMENT OF CASH FLOWS..............................................10
         NOTES TO FINANCIAL STATEMENTS........................................12
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

PART II.  -  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS....................................................41
ITEM 2.  CHANGES IN SECURITIES................................................41
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................42
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................42
ITEM 5.  OTHER INFORMATION....................................................42
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................42

PART I
------
Item 1.  Financial Information








                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                             APRIL 30, 2002 AND 2001

                                TABLE OF CONTENTS



                                                                        PAGE NO.
                                                                        --------

INDEPENDENT ACCOUNTANTS' REVIEW REPORT....................................  5

FINANCIAL STATEMENTS

       Consolidated Balance Sheets........................................  6

       Consolidated Statements of Operations..............................7 - 8

       Consolidated Statement of Stockholders' (Deficit)..................  9

       Consolidated Statements of Cash Flows..............................10-11

       Notes to Consolidated Financial Statements.........................12-32

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To The Board of Directors and Stockholders
IBIZ Technology Corp. and Subsidiaries


We have reviewed the accompanying consolidated balance sheet of IBIZ Technology Corp. and Subsidiaries as of April 30, 2002 and the related consolidated statements of operations and cash flows for the three and six months ended April 30, 2002 and 2001 and the statement of stockholders' (deficit) for the six months ended April 30, 2002 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of IBIZ Technology Corp. and Subsidiaries.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 26 to the financial statements, the Company has incurred significant operating losses, has negative working capital, lacks sufficient operating cash to purchase products to fill sales orders, is delinquent in payment of payroll taxes and is delinquent in payment of some wages. These conditions raise uncertainty about its ability to continue as a going concern. Management's plans regarding these matters also are described in Note 26. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ Moffitt & Company, P.C.

MOFFITT & COMPANY, P.C.
SCOTTSDALE, ARIZONA

June 25, 2002


                         IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                          APRIL 30, 2002 AND OCTOBER 31, 2001

                                         ASSETS

                                                          APRIL 30,       OCTOBER 31,
                                                             2002            2001
                                                          (UNAUDITED)      (AUDITED)
                                                         -------------   -------------
CURRENT ASSETS
    Cash and cash equivalents                            $          0    $      6,981
    Accounts receivable, trade, net                            16,008          93,747
    Account receivable, factor                                 17,570               0
    Account receivable, officer                                 8,670               0
    Inventories                                               185,864         166,742
    Prepaid expenses                                           60,356          54,127
    Net assets held for sale                                        0         438,871
                                                         -------------   -------------
              TOTAL CURRENT ASSETS                            288,468         760,468
                                                         -------------   -------------

PROPERTY AND EQUIPMENT, NET OF
   ACCUMULATED DEPRECIATION                                    74,206         147,378
                                                         -------------   -------------

OTHER ASSETS
     Deposits                                                  16,012          16,012
                                                         -------------   -------------

              TOTAL ASSETS                               $    378,686    $    923,858
                                                         =============   =============

                        LIABILITIES AND STOCKHOLDERS' (DEFICIT)

                                                           APRIL 30,      OCTOBER 31,
                                                             2002            2001
                                                          (UNAUDITED)      (AUDITED)
                                                         -------------   -------------

CURRENT LIABILITIES
       Bank overdraft                                    $      4,483    $          0
       Accounts payable, trade                                545,370         797,585
       Note payable, trade                                     32,500          57,500
       Accrued liabilities                                    839,586         727,050
       Taxes payable                                          129,284         140,511
       Deferred income                                         10,487           4,495
       Convertible debentures payable, current portion      2,032,469       2,305,929
       Note payable, factor                                         0          70,734
       Notes payable, other, current portion                    7,474           5,721
                                                         -------------   -------------
              TOTAL CURRENT LIABILITIES                     3,601,653       4,109,525
                                                         -------------   -------------

LONG-TERM LIABILITIES
       Convertible debentures payable                       1,012,500         750,000
       Notes payable, other                                     5,816           8,811
                                                         -------------   -------------
              TOTAL LONG -TERM LIABILITIES                  1,018,316         758,811
                                                         -------------   -------------

STOCKHOLDERS' EQUITY (DEFICIT)
       Preferred stock
          Authorized - 50,000,000 shares, par
            value $.001 per share
          Issued and outstanding -0- shares
       Common stock
          Authorized - 450,000,000 shares, par
            value $.001 per share
          Issued and outstanding
             April 30, 2002 - 249,159,275 shares              249,159               0
             October 31, 2001 - 99,862,248 shares                   0          99,862
       Additional paid in capital                          10,813,122       9,801,345
       Accumulated deficit                                (15,303,564)    (13,845,685)
                                                         -------------   -------------
              TOTAL STOCKHOLDERS' (DEFICIT)                (4,241,283)     (3,944,478)
                                                         -------------   -------------

              TOTAL LIABILITIES AND
                 STOCKHOLDERS' (DEFICIT)                 $    378,686    $    923,858
                                                         =============   =============

           See Accompanying Notes and Independent Accountants' Review Report.

                               IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2002 AND 2001
                                             (UNAUDITED)


                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                   APRIL 30,                      APRIL 30,
                                          ---------------------------   ---------------------------
                                              2002           2001           2002           2001
                                          ------------   ------------   ------------   ------------
SALES                                     $   115,324    $   369,185    $   251,061    $ 1,209,287

COST OF SALES                                  68,218        306,269        151,734        851,601
                                          ------------   ------------   ------------   ------------
       GROSS PROFIT                            47,106         62,916         99,327        357,686

SELLING, GENERAL
  AND ADMINISTRATIVE
  EXPENSES                                   (426,102)      (917,160)      (875,407)    (1,896,848)

SETTLEMENT OF LAWSUIT                               0              0              0        101,369

CANCELLATION OF DEBT                                0              0         42,031        122,000

OTHER INCOME                                        0         20,636              0         20,962
                                          ------------   ------------   ------------   ------------
      OPERATING (LOSS)                       (378,996)      (833,608)      (734,049)    (1,294,831)
                                          ------------   ------------   ------------   ------------
OTHER INCOME (EXPENSE)
       Interest income                             22          6,763             37         16,379
       Interest expense                       (37,532)       (57,783)      (123,285)       (93,324)
       Interest expense - convertible
         debentures-beneficial
         conversion feature                   (66,666)      (509,026)      (182,880)      (811,417)
                                          ------------   ------------   ------------   ------------
      TOTAL OTHER
         INCOME (EXPENSE)                    (104,176)      (560,046)      (306,128)      (888,362)
                                          ------------   ------------   ------------   ------------
(LOSS) FROM CONTINUING
    OPERATIONS BEFORE
    INCOME TAXES                             (483,172)    (1,393,654)    (1,040,177)    (2,183,193)
INCOME TAXES                                        0              0              0              0
                                          ------------   ------------   ------------   ------------
(LOSS) FROM CONTINUING
    OPERATIONS                               (483,172)    (1,393,654)    (1,040,177)    (2,183,193)
                                          ------------   ------------   ------------   ------------
DISCONTINUED OPERATIONS
       (Loss) from operations of
         discontinued business segments        (5,313)       (66,992)      (246,160)      (209,965)
       Write-down of net assets
          held for sale                      (171,542)             0       (171,542)             0
                                          ------------   ------------   ------------   ------------
(LOSS) FROM DISCONTINUED
    OPERATIONS                               (176,855)       (66,992)      (417,702)      (209,965)
                                          ------------   ------------   ------------   ------------
NET (LOSS)                                $  (660,027)   $(1,460,646)   $(1,457,879)   $(2,393,158)
                                          ============   ============   ============   ============

                 See Accompanying Notes and Independent Accountants' Review Report.

                               IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                     FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2002 AND 2001
                                             (UNAUDITED)


                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                   APRIL 30,                      APRIL 30,
                                          ---------------------------   ---------------------------
                                              2002           2001           2002           2001
                                          ------------   ------------   ------------   ------------
NET (LOSS) PER
   COMMON SHARE

       Basic and Diluted:

        Continuing operations             $       .00    $      (.04)   $      (.01)   $      (.06)

        Discontinued operations                   .00            .00            .00            .00
                                          ------------   ------------   ------------   ------------
           NET (LOSS)                     $       .00    $      (.04)   $      (.01)   $      (.06)
                                          ============   ============   ============   ============
WEIGHTED AVERAGE
   NUMBER OF COMMON
   SHARES OUTSTANDING

       Basic and diluted                  239,688,609     37,989,702    239,688,609     37,989,702
                                          ============   ============   ============   ============


Stock options and warrants to purchase 20,186,155 shares of common stock were not included in the computations of diluted loss per common share amounts.








       See Accompanying Notes and Independent Accountants' Review Report.


                                              IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
                                              FOR THE SIX MONTHS ENDED APRIL 30, 2002
                                                            (UNAUDITED)

                                  PREFERRED STOCK            COMMON STOCK            ADDITIONAL
                                  ----------------   -----------------------------     PAID IN       ACCUMULATED
                                  SHARES    AMOUNT     SHARES           AMOUNT         CAPITAL         DEFICIT          TOTAL
                                  -------   ------   -------------   -------------   -------------   -------------   -------------

BALANCE, NOVEMBER 1, 2001              0    $   0      99,862,248    $     99,862    $  9,801,345    $(13,845,685)   $ (3,944,478)

CONVERSION OF DEBENTURES FOR
   COMMON STOCK:
       PRINCIPAL                       0        0      58,415,455          58,416         276,361               0         334,777
       ACCRUED INTEREST                0        0       4,305,172           4,305          17,453               0          21,758

FEES AND COSTS FOR ISSUANCE OF
   COMMON STOCK                        0        0               0               0         (28,777)              0         (28,777)

ISSUANCE OF COMMON STOCK FOR:
       PAYMENT OF ACCOUNTS
          PAYABLE                      0        0      31,212,000          31,212         286,648               0         317,860
       PAYMENT OF SALARIES AND
          RETENTION BONUSES            0        0      26,900,000          26,900          91,460               0         118,360
       CONSULTING FEES                 0        0      17,000,000          17,000          31,000               0          48,000
       LEGAL FEES                      0        0       5,750,000           5,750          74,750               0          80,500

DONATION OF STOCK BACK TO THE
   COMPANY FOR TREASURY STOCK          0        0      (9,285,600)         (9,286)       (122,998)              0        (132,284)

ISSUANCE OF COMMON STOCK TO THE
   PRESIDENT TO REIMBURSE HIM FOR
   SHARES GIVEN TO DEBENTURE
   HOLDERS FROM:
       TREASURY STOCK                  0        0       9,285,600           9,286         122,998               0         132,284
       NEW SHARES                      0        0       5,714,400           5,714          80,002               0          85,716

INTEREST EXPENSE - CONVERTIBLE
   DEBENTURES - BENEFICIAL
   CONVERSION FEATURE                  0        0               0               0         182,880               0         182,880

NET (LOSS) FOR THE SIX MONTHS
   ENDED APRIL 30, 2002                0        0               0               0               0      (1,457,879)     (1,457,879)
                                  -------   ------   -------------   -------------   -------------   -------------   -------------

        BALANCE, APRIL 30, 2002        0    $   0     249,159,275    $    249,159    $ 10,813,122    $(15,303,564)   $ (4,241,283)
                                  =======   ======   =============   =============   =============   =============   =============



                                 See Accompanying Notes and Independent Accountants' Review Report.

                                   IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE SIX MONTHS ENDED APRIL 30, 2002 AND 2001
                                                (UNAUDITED)

                                                                          2002                    2001
                                                                       ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss)                                                      $(1,040,177)           $(2,183,193)
       Adjustments to reconcile net (loss) to
         net cash (used) by operating activities of
         continuing operations:
           Loss from discontinued operations                              (417,702)              (209,965)
           Write-down of net assets held for sale                          171,542                      0
           Depreciation                                                    110,222                122,507
           Interest expense - convertible debentures-beneficial
             conversion feature                                            182,880                811,417
           Common stock issued for expenses                                128,500                    374
           Allowance for uncollectible accounts, net                       (10,154)                     0
       Changes in operating assets and liabilities:
           Accounts receivable, trade                                       87,893                234,871
           Accounts receivable, factor                                     (17,570)                     0
           Inventories                                                     (19,122)               (40,355)
           Prepaid expenses                                                 (6,229)               (25,099)
           Deposits                                                              0                    947
           Accounts and notes payable, trade                               309,322               (359,620)
           Accrued liabilities and taxes                                   241,427                116,297
           Customer deposits                                                     0                 77,180
           Deferred income                                                   5,992                (44,746)
                                                                       ------------           ------------
              NET CASH (USED) BY OPERATING
                 ACTIVITIES                                               (273,176)            (1,499,385)
                                                                       ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                                       0                (98,236)
       Proceeds from sale of net assets held for sale                       48,635                      0
                                                                       ------------           ------------
              NET CASH PROVIDED (USED) BY
                INVESTING ACTIVITIES                                        48,635                (98,236)
                                                                       ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Bank overdraft                                                        4,483                      0
       Net proceeds from issuance of convertible
          debentures payable                                               293,723              1,343,463
       Repayment of note payable, factor                                   (70,734)                     0
       Repayment of notes payable, other                                    (1,242)                (2,594)
       Changes in notes and loan receivable, officer                        (8,670)                     0
                                                                       ------------           ------------
            NET CASH PROVIDED BY FINANCING
                ACTIVITIES                                                 217,560              1,340,869
                                                                       ------------           ------------


                     See Accompanying Notes and Independent Accountants' Review Report.


                              IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                         FOR THE SIX MONTHS ENDED APRIL 30, 2002 AND 2001
                                            (UNAUDITED)


                                                                         2002             2001
                                                                      ----------       ----------
NET (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                               $  (6,981)       $(256,752)

CASH AND CASH EQUIVALENTS, AT
   BEGINNING OF PERIOD                                                    6,981          631,375
                                                                      ----------       ----------
CASH AND CASH EQUIVALENTS, AT
   END OF PERIOD                                                      $       0        $ 374,623
                                                                      ==========       ==========


SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION

       Cash paid during period for:

          Interest                                                    $  26,972        $   2,354
                                                                      ==========       ==========

          Taxes                                                       $       0        $       0
                                                                      ==========       ==========

NON-CASH INVESTING AND FINANCING
   ACTIVITIES

       Issuance of common stock for convertible debentures            $ 334,777        $  34,576
                                                                      ==========       ==========

       Issuance of common stock for fees, services and
         expenses                                                     $ 218,083        $     374
                                                                      ==========       ==========

       Issuance of common stock for accounts payable and
          accrued liabilities                                         $ 339,618        $       0
                                                                      ==========       ==========

       Interest expense - convertible debentures-beneficial
          conversion feature                                          $ 182,880        $ 811,417
                                                                      ==========       ==========



                See Accompanying Notes and Independent Accountants' Review Report.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2002 AND 2001
                                   (UNAUDITED)


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS
         ------------------

         IBIZ Technology Corp. (hereinafter referred to as the Company) was organized on April 6, 1994, under the laws of the State of Florida. The Company operates as a holding company for subsidiary acquisitions.

         Invnsys Technology Corporation (hereinafter referred to as Invnsys) is a management company that administers subsidiary companies.

         IBIZ, Inc. designs, manufactures (through subcontractors), and distributes a line of accessories for the PDA and handheld computer market which are distributed through large retail chain stores and e-commerce sites. IBIZ Inc. also markets LCD monitors, OEM notebook computers, third party software, and general purpose financial application keyboards.

         Qhost, Inc. provides Web-enabling services which included Co-Location services, Web design and development, and data center technical management services. These segments of the Company's operations were discontinued on October 31, 2001.

         PRINCIPLES OF CONSOLIDATION
         ---------------------------

         The consolidated financial statements include the accounts of IBIZ Technology Corp. and its wholly owned subsidiaries - Invnsys Technology Corporation, IBIZ, Inc. and Qhost, Inc.

         All material inter-company accounts and transactions have been eliminated.

         CASH AND CASH EQUIVALENTS
         -------------------------

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

         ACCOUNTS RECEIVABLE
         -------------------

         Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2002 AND 2001
                                   (UNAUDITED)

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         ALLOWANCE FOR DOUBTFUL ACCOUNTS
         -------------------------------

         The allowance for doubtful accounts on accounts receivables is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any possible losses.

         INVENTORIES
         -----------

         Inventories are stated at the lower of cost (determined principally by average cost) or market.

         PROPERTY AND EQUIPMENT
         ----------------------

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

         Invnsys depreciates its property and equipment for financial reporting purposes using the straight-line method based upon the following useful lives of the assets:

                Tooling                                         3 Years
                Machinery and equipment                        10 Years
                Office furniture and equipment               5-10 Years
                Vehicles                                        5 Years

         ACCOUNTING FOR CONVERTIBLE DEBT SECURITIES
         ------------------------------------------

         The Company has issued convertible debt securities with non-detachable conversion features. The Company accounts for such securities in accordance with Emerging Issues Task Force Topic D-60. The Company has recorded the fair value of the beneficial conversion features as interest expense and an increase to Additional Paid in Capital.

         ACCOUNTING ESTIMATES
         --------------------

         Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2002 AND 2001
                                   (UNAUDITED)


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


         REVENUE RECOGNITION
         -------------------

         Product sales - When the goods are shipped and title passes to the customer.

         Maintenance agreements - Income from maintenance agreements is being recognized on a straight-line basis over the life of the service contracts. The unearned portion is recorded as deferred income.

         Service income - When services are performed.

         PREPAID EXPENSES
         ----------------

         The Company's prepaid expenses are being amortized over a one year period.

         LONG-LIVED ASSETS
         -----------------

         Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses the recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.

         INCOME TAXES
         ------------

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

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2002 AND 2001
                                   (UNAUDITED)


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


         SHIPPING AND HANDLING COSTS
         ---------------------------

         The Company's policy is to classify shipping and handling costs as part of cost of goods sold in the statement of operations.

         NET (LOSS) PER SHARE
         --------------------

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

         RISKS AND UNCERTAINTIES
         -----------------------

         IBIZ, Inc. is in the computer and computer technology industry and its products are subject to rapid obsolescence and management must authorize funds for research and development costs in order to stay competitive.

         COMMON STOCK ISSUED FOR NON-CASH TRANSACTIONS
         ---------------------------------------------

         It is the Company's policy to value stock issued for non-cash transactions at the stock closing price at the date the transaction is finalized.


NOTE 2  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at April 30, 2002 and October 31, 2001, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2002 AND 2001
                                   (UNAUDITED)


NOTE 3  AMENDMENT OF ARTICLES OF INCORPORATION

         The Articles of Incorporation were amended to increase the number of authorized shares of common stock from 100,000,000 to 450,000,000 and authorized the creation of 50,000,000 shares of blank check preferred stock.

NOTE 4  ACCOUNTS RECEIVABLE

         A summary of accounts receivable and allowance for doubtful accounts is as follows:

                                                     APRIL 30,       OCTOBER 31,
                                                       2002             2001
                                                    (UNAUDITED)      (AUDITED)
                                                   -------------   -------------
         Accounts receivable                       $     61,861    $    143,747

         Allowance for doubtful accounts                 45,853          50,000
                                                   -------------   -------------
                Net accounts receivable            $     16,008    $     93,747
                                                   =============   =============


                                                     APRIL 30,       OCTOBER 31,
                                                       2002             2001
                                                    (UNAUDITED)      (AUDITED)
                                                   -------------   -------------

         Allowance for doubtful accounts

                Balance, at beginning of period    $     50,000    $     25,000

                Additions for the period                  6,007          80,534

                Recovery for the period                   1,860               0

                Write-off of uncollectible accounts
                   for the period                       (12,014)        (55,534)
                                                   -------------   -------------
                Balance, at end of period          $     45,853    $     50,000
                                                   =============   =============

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2002 AND 2001
                                   (UNAUDITED)

NOTE 5  INVENTORIES

         The inventories are comprised of the following:

                                                     APRIL 30,       OCTOBER 31,
                                                       2002             2001
                                                    (UNAUDITED)      (AUDITED)
                                                   -------------   -------------
              Finished products                    $    180,864    $    161,742
              Office                                      5,000           5,000
                                                   -------------   -------------
                                                   $    185,864    $    166,742
                                                   =============   =============

NOTE 6  NET ASSETS HELD FOR SALE

         On December 21, 2001, Invnsys sold all of the properties, rights and assets used in connection with the internet service segment of Invnsys'operations. The services sold include the provision of dial up Internet access, dedicated internet access, Web hosting and Web page development services, Co-Location and bandwidth and managed server services to residential and commercial customers.

         The Co-Location operations are included in Discontinued Operations.

         In accordance with provisions of SFAS No. 121, the assets included in net assets held for sale will not be depreciated.

         See Note 36 for current year disposition of net assets held for sale.

NOTE 7  PROPERTY AND EQUIPMENT

         Property and equipment and accumulated depreciation consists of:

                                                     APRIL 30,       OCTOBER 31,
                                                       2002             2001
                                                    (UNAUDITED)      (AUDITED)
                                                   -------------   -------------

              Tooling                              $     68,100    $     68,100
              Machinery and equipment                    41,821          41,821
              Office furniture and equipment             81,027          81,027
              Vehicles                                   39,141          39,141
              Software                                        0          90,159
                                                   -------------   -------------
                                                        230,089         320,248

              Less accumulated depreciation             155,883         172,870
                                                   -------------   -------------

              Total property and equipment         $     74,206    $    147,378
                                                   =============   =============

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2002 AND 2001
                                   (UNAUDITED)

NOTE 8  NOTES RECEIVABLE, OFFICERS

                                                     APRIL 30,       OCTOBER 31,
                                                       2002             2001
                                                    (UNAUDITED)      (AUDITED)
                                                   -------------   -------------

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
                  Total amount of note             $    373,159    $    373,159

                           Less allowance for
                              doubtful collection      (373,159)       (373,159)
                                                   -------------   -------------
                             Net note              $          0    $          0
                                                   =============   =============


NOTE 9  TRADE NOTE PAYABLE TO GAMMAGE AND BURNHAM

         In July 2001, the Company issued a note to Gammage and Burnham, PLC for the payment of $80,000 of legal fees previously recorded in accounts payable. The note is secured by accounts receivable but the security is waived in favor of the note payable to Platinum Funding Corporation providing Gammage and Burnham PLC receives $2,500 each time that Invnsys draws against its factoring line.

NOTE 10 ACCRUED LIABILITIES

         Accrued liabilities consist of the following:

                                                     APRIL 30,       OCTOBER 31,
                                                       2002             2001
                                                    (UNAUDITED)      (AUDITED)
                                                   -------------   -------------

              Interest                             $    298,300    $    201,987
              Officers' bonuses                          35,233         104,552
              Bonuses, other                                  0          41,140
              Wages                                     283,275         231,806
              Severance wages                           150,000          75,000
              Vacation pay                               41,238          41,238
              Other                                      31,540          31,327
                                                   -------------   -------------
                                                   $    839,586    $    727,050
                                                   =============   =============

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2002 AND 2001
                                   (UNAUDITED)


NOTE 11 TAXES PAYABLE
                                                     APRIL 30,       OCTOBER 31,
                                                       2002             2001
                                                    (UNAUDITED)      (AUDITED)
                                                   -------------   -------------
         Taxes payable consists of the following:

            Payroll taxes payable                  $    110,256    $    121,483
            California income tax payable                19,028          19,028
                                                   -------------   -------------
                                                   $    129,284    $    140,511
                                                   =============   =============

NOTE 12 INCOME TAXES
                                                     APRIL 30,       OCTOBER 31,
                                                       2002             2001
                                                    (UNAUDITED)      (AUDITED)
                                                   -------------   -------------

         (Loss) from continuing operations
           before income taxes                     $ (1,040,177)   $ (2,183,193)

         The provision for income taxes is
           estimated as follows:

               Currently payable                   $          0    $          0
                                                   -------------   -------------
               Deferred                            $          0    $          0
                                                   -------------   -------------

          Significant components of the Company's
            deferred tax assets and liabilities
            are as follows:
                                                     APRIL 30,       OCTOBER 31,
                                                       2002             2001
                                                    (UNAUDITED)      (AUDITED)
                                                   -------------   -------------

           Deferred tax assets:
             Net operating loss carryforwards      $  2,639,876    $  2,241,000
             Accrued expenses and miscellaneous         134,700         134,700
             Tax credit carryforward                     38,424          38,424
                                                   -------------   -------------
                                                      2,813,000       2,414,124
                Less valuation allowance              2,813,000       2,414,124
                                                   -------------   -------------
           Net deferred tax asset                  $          0    $          0
                                                   =============   =============

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2002 AND 2001
                                   (UNAUDITED)


NOTE 12 INCOME TAXES (CONTINUED)

         A reconciliation of the valuation allowance is as follows:

                                                     APRIL 30,       OCTOBER 31,
                                                       2002             2001
                                                    (UNAUDITED)      (AUDITED)
                                                   -------------   -------------

         Balance, at beginning of period           $  2,414,124    $  1,158,265
         Addition for the period                        398,876       1,255,859
                                                   -------------   -------------
         Balance, at end of period                 $  2,813,000    $  2,414,124
                                                   =============   =============

NOTE 13 TAX CARRYFORWARDS

         The Company has the following tax carryforwards at April 30, 2002:

                                                                EXPIRATION
                      YEAR                   AMOUNT                 DATE
               -------------------        ------------        ----------------
               Net operating loss
                  October 31, 1995        $      2,500        October 31, 2010
                  October 31, 1997             253,686        October 31, 2012
                  October 31, 1998              71,681        October 31, 2013
                  October 31, 1999             842,906        October 31, 2019
                  October 31, 2000           3,574,086        October 31, 2020
                  October 31, 2001           5,051,232        October 31, 2021
                  April 30, 2002             1,457,879        October 31, 2022
                                          ------------
                                          $ 11,253,970
                                          ============
               Capital loss
                  October 31, 1997              25,600        October 31, 2002

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2002 AND 2001
                                   (UNAUDITED)


NOTE 13 TAX CARRYFORWARDS (CONTINUED)

                                                                EXPIRATION
                      YEAR                   AMOUNT                 DATE
               -------------------        ------------        ----------------

               Contribution
                 October 31, 1997         $        545        October 31, 2002
                 October 31, 1999                2,081        October 31, 2004
                 October 31, 2000                3,008        October 31, 2005
                 October 31, 2001                1,000        October 31, 2006

               Research tax credits             38,424

NOTE 14 CONVERTIBLE DEBENTURES

                                                     APRIL 30,       OCTOBER 31,
                                                       2002             2001
                                                    (UNAUDITED)      (AUDITED)
                                                   -------------   -------------


     LITES TRADING COMPANY - $1,600,000 DEBENTURE  $    750,000    $    750,000


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

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2002 AND 2001
                                   (UNAUDITED)


NOTE 14 CONVERTIBLE DEBENTURES (CONTINUED)

                                                     APRIL 30,       OCTOBER 31,
                                                       2002             2001
                                                    (UNAUDITED)      (AUDITED)
                                                   -------------   -------------

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
     10. Any further issuance of common stock or debentures must be approved by the debenture holders.
     11. Debenture holders have an eighteen month right of first refusal on future disposition of stock by the Company.
     12. Restriction on payment of dividends, retirement of stock or issuance of new securities.

     $5,000,000 CONVERTIBLE DEBENTURE              $  1,705,387    $  1,891,456

     On October 31, 2001, the Company issued 8% convertible debentures as follows:

     1.  Due date - October 30, 2002 and January 15, 2003.
     2.  Interest payable quarterly from January 1, 2001.
     3.  Default interest rate - 20%.
     4. On the first $ 1,000,000 of financing, the Company issued warrants to purchase 500,000 shares of stock at $0.48 per share. The Company reserved an additional 1,240,000 shares for future borrowing on this debenture line.
     5.  Put note purchase price - $4,000,000.
     6. Fees and costs - 7% - 10% of cash received for debentures and warrants plus legal fees.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2002 AND 2001
                                   (UNAUDITED)


NOTE 14 CONVERTIBLE DEBENTURES (CONTINUED)

                                                     APRIL 30,       OCTOBER 31,
                                                       2002             2001
                                                    (UNAUDITED)      (AUDITED)
                                                   -------------   -------------

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

     In April and July 2001, the Company issued
     $500,000 and $150,000 of 8% convertible
     debentures under the following terms and conditions:

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2002 AND 2001
                                   (UNAUDITED)

NOTE 14 CONVERTIBLE DEBENTURES (CONTINUED)

                                                     APRIL 30,       OCTOBER 31,
                                                       2002             2001
                                                    (UNAUDITED)      (AUDITED)
                                                   -------------   -------------

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

     ALPHA CAPITAL                                 $    262,500    $          0

     In January and April 2002, the Company issued an
     8% convertible debenture as follows:

     1.  Due date - January 30, 2004.
     2.  Interest payable quarterly from March 31, 2002.
     3.  Default interest rate - 20%.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2002 AND 2001
                                   (UNAUDITED)


NOTE 14 CONVERTIBLE DEBENTURES (CONTINUED)
                                                     APRIL 30,       OCTOBER 31,
                                                       2002             2001
                                                    (UNAUDITED)      (AUDITED)
                                                   -------------   -------------
     4.  Fees and costs - 7% - 10% of cash received
         for debentures and warrants plus legal fees.
     5.  Conversion price -
         (i)  80% of the average of the three lowest
              closing bid prices for the stock for
              twenty two days or
         (ii) 80% of the average of the three lowest
              closing bid prices for the stock for
              sixty days.
     6.  The debentures are unsecured.
                                                   -------------   -------------
           Total debentures                        $  3,044,969    $  3,055,929

           Less current portion                       2,032,469       2,305,929
                                                   -------------   -------------
           Long-term portion                       $  1,012,500    $    750,000
                                                   =============   =============

NOTE 15 NOTE PAYABLE, FACTOR

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

NOTE 16 NOTE PAYABLE, OTHER
                                                     APRIL 30,       OCTOBER 31,
                                                       2002             2001
                                                    (UNAUDITED)      (AUDITED)
                                                   -------------   -------------

         Note payable to Community First National
         Bank due in monthly payments of principal
         and interest of $545 with interest at 7
         percent until March 7, 2004. The note is
         secured by an automobile which costs
         $36,000 and has a book value of $1,800.   $     13,290    $     14,532

         Less:  current portion                           7,474           5,721
                                                   -------------   -------------
         Net long-term debt                        $      5,816    $      8,811
                                                   =============   =============

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2002 AND 2001
                                   (UNAUDITED)


NOTE 16 NOTE PAYABLE, OTHER (CONTINUED)
                                                     APRIL 30,       OCTOBER 31,
                                                       2002             2001
                                                    (UNAUDITED)      (AUDITED)
                                                   -------------   -------------
        Maturities of long-term debt are as follows:

             April 30, 2002                        $          0    $      1,859
             April 30, 2003                               7,474           5,339
             April 30, 2004                               5,816           6,229
             April 30, 2005                                   0
                                                   -------------   -------------
                                                   $     13,290    $     14,532
                                                   =============   =============

NOTE 17 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                       APRIL 30,                APRIL 30,
                              ------------------------  ------------------------
                                 2002         2001         2002          2001
                              -----------  -----------  -----------  -----------
        Payroll               $  110,877   $   47,406   $  376,481   $  592,224
        Consulting, net          (35,003)      17,550       52,207       42,641
        Legal                     94,183       34,521       94,524      109,506
        Other                    256,045      817,683      352,195    1,152,477
                              -----------  -----------  -----------  -----------
                              $  426,102   $  917,160   $  875,407   $1,896,848
                              ===========  ===========  ===========  ===========

NOTE 18 DISCONTINUED OPERATIONS

         APB 30 requires that an entity restate prior year financial statements to disclose the results of subsequent discontinued operations. The network integration services, digital subscriber line high speed internet connection services, and Co-Location computer data and server facility were discontinued on October 31, 2001. The April 30, 2001 statements of operations and cash flows were restated to segregate the
         (loss) from discontinued operations from continued operations.

         The following information is presented for the discontinued operations:

         A.  Segments discontinued - as indicated above
         B.  Discontinued date - October 31, 2001
         C. Manner of disposal - write-down of assets to fair market value and sale of segments

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2002 AND 2001
                                   (UNAUDITED)


NOTE 19 COMPUTATION OF EARNINGS PER SHARE
                                                                     APRIL 30,
                                                     APRIL 30,         2001
                                                       2002          RESTATED
                                                   -------------   -------------
        From continuing operations

          Net (loss) from continuing operations    $ (1,040,177)   $ (2,183,193)
          Weighted average number of common
          shares outstanding                        239,688,609      37,989,702

          (Loss) per share                         $       (.01)   $       (.06)

        From discontinued operations

          Net (loss) from discontinued operations  $   (417,702)   $   (209,965)
          Weighted average number of common
          shares outstanding                        239,688,609      37,989,702

          (Loss) per share                         $        .00    $        .00

NOTE 20 CANCELLATION OF DEBT
                                                       2002            2001
                                                   -------------   -------------
        Settlement of lawsuit                      $          0    $    101,369
          Invnsys settled its lawsuit with Epson
          America, Inc. for $2,500 which generated
          $101,369 of income.
        Account payable
          The Company negotiated a cancellation of
          $122,000 account payable with a supplier.
          This cancellation resulted in $122,000
          of income.                                          0         122,000
        Settlement of prior year liabilities             42,031               0
                                                   -------------   -------------
                                                   $     42,031    $    223,369
                                                   =============   =============

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2002 AND 2001
                                   (UNAUDITED)


NOTE 21 REAL ESTATE LEASE

         On January 8, 2002, IBIZ, Inc. leased its office and warehouse facilities under the following terms and conditions:

         1. Term - Three years from February 1, 2002 to January 31, 2005
         2. Size of facility - 4,343 square feet
         3. Base rent - Monthly rentals plus taxes and common area operating expenses
         4. Base rental schedule -

                                  MONTHS                    RENT
                              -------------            --------------
                                 1 - 12                $     2,172
                                13 - 24                      3,692
                                25 - 36                      4,343

         Future minimum lease payments excluding taxes and expenses, are as follows:

                April 30, 2003                         $    30,624
                April 30, 2004                              46,257
                April 30, 2005                              39,087
                                                       -----------
                                                       $   115,968
                                                       ===========

         Rent expense for the six months ended April 30, 2002 and 2001 was $35,099 and $80,433, respectively.

NOTE 22 ADVERTISING

         All direct advertising costs are expensed as incurred. Invnsys charged to operations $4,931 and $(21,101) in advertising costs for the six months ended April 30, 2002 and 2001, respectively.

NOTE 23 RESEARCH AND DEVELOPMENT

         Invnsys incurred research and development cost for the six months ended April 30, 2002 and 2001 of $0 and $5,871, respectively.

NOTE 24 WORKERS' COMPENSATION INSURANCE

         As of the date of this report, the Company does not have workers' compensation insurance for its employees.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2002 AND 2001
                                   (UNAUDITED)

NOTE 25 OFFICERS' COMPENSATION

         The Company entered into employment agreements with four of its corporate officers. The contracts are for three years beginning July 2001 and provide for the following:

         1.  Salaries from $150,000 to $250,000 for each officer. On
             November 1, 2001, the officers voluntarily reduced their salaries to $100,000 and $125,000.
         2.  Bonuses of 1% of total sales for each of its officers.
         3. Options for 1,200,000 shares of common stock which will vest and be exercisable for a period of ten years.
         4.  Option price of $.02 a share.
         5.  Termination -
               Termination by the Company without cause - the employee shall receive six months salary Change of control - in the event of change of control, the Company shall pay the employee a lump sum payment of three years annual salary.

NOTE 26 GOING CONCERN

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

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2002 AND 2001
                                   (UNAUDITED)


NOTE 26 GOING CONCERN (CONTINUED)

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

         A summary of the option activity for the six months ended April 30, 2002 and 2001, pursuant to the terms of the plan is as follows:

                                                      SHARES         WEIGHTED
                                                      UNDER          AVERAGE
                                                      OPTION      EXERCISE PRICE
                                                   -------------   -------------
         Options outstanding at October 31, 2001      3,145,000    $        .92
            Granted                                           0             .00
            Exercised                                         0             .00
            Cancelled and expired                       685,000             .62
                                                   -------------   -------------

         Options outstanding at April 30, 2002        2,460,000             .55
                                                   =============

         2,460,000 shares are exercisable at April 30, 2002

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2002 AND 2001
                                   (UNAUDITED)


NOTE 27 EMPLOYEE STOCK OPTIONS (CONTINUED)

         Information regarding stock options outstanding as of April 30, 2002 and 2001 is as follows:

                                                       2002            2001
                                                   -------------   -------------
           Price range                             $.02 - $1.06    $ .75- $2.00
           Weighted average exercise price         $        .55    $        .90
           Weighted average remaining contractual      8 years,         8 years,
               life                                     0 months        3 months
           Options exercised
             Price range                                      0               0
             Shares                                           0               0
               Weighted average exercise price                0               0

         The weighted average fair value of options granted in the six months ended April 30, 2002 and 2001 were estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions:

                                                       2002            2001
                                                   -------------   -------------
           Dividend yield                                     0               0
           Expected volatility                               50%             50%
           Risk free interest rate                 5.13% - 6.65%   5.13  - 6.65%
           Expected life                            5 - 10 years    5 - 10 years

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                     APRIL 30,       APRIL 30,
                                                       2002            2001
                                                   -------------   -------------
         Net (loss) from continuing operations
             As reported                           $ (1,040,197)   $ (2,183,193)

             Pro forma                             $ (1,223,638)   $ (2,353,787)

         (Loss) per share attributable to
           common stock
             As reported                           $       (.01)   $       (.06)

             Pro forma                             $       (.01)   $       (.06)

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2002 AND 2001
                                   (UNAUDITED)


NOTE 27 EMPLOYEE STOCK OPTIONS (CONTINUED)

         On November 21, 2001, the stockholders approved the IBIZ Technology Corp. 2001 stock option plan. The plan provides for the grant of stock options to purchase common stock to eligible directors, officers, key employees and service providers to IBIZ. The 2001 stock option plan covers an aggregate maximum of 10,000,000 shares of common stock and provides for the granting of both incentive stock options and non-qualified stock options. The exercise price may not be less than the fair market value of the common stock on the date of the grant of the option.

NOTE 28         COMMON STOCK PURCHASE WARRANTS

         As of April 30, 2002 the Company has issued the following common stock purchase warrants:

                                     NUMBER                       EXERCISE
                   DATE             OF SHARES        TERM           PRICE
            -----------------       ---------    ------------   -------------

            May 13, 1999             100,000        3 years      $       1.00
            May 7, 1999               80,000       10 years      $       0.75
            May 13, 1999             100,000       10 years      $       1.00
            November 9, 1999         100,000        4 years      $        .94
            December 14, 1999         75,000        3 years      $       1.66
            December 28, 1999        200,000        4 years      $        .94
            January 10, 2000         281,250        5 years      $        .99
            March 27, 2000           615,000        5 years      $1.45 - 2.05
            May 17, 2000             125,000        5 years      $1.04 - 5.00
            August 30, 2000           34,125        5 years      $       .937
            August 30, 2000          250,000        3 years      $        .50
            August 30, 2000          250,000        3 years      $        .75
            August 30, 2000           36,364        3 years      $       1.00
            September 3, 2000        109,000        3 years      $       1.00
            September 27, 2000       278,750        3 years      $        .90
            October 31, 2000         500,000        2 years      $      .4755
            December 20, 2000        400,000        5 years      $      .2275
            December 20, 2000        150,000        5 years      $      .2275
            April 26, 2001         1,500,000        5 years      $      .1225
            June 22, 2001          1,500,000        5 years      $       .042
            June 27, 2001          1,500,000        5 years      $       .048
            August 21, 2001          525,000        5 years      $       .039
            October 9, 2001          350,000        5 years      $      .0256

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2002 AND 2001
                                   (UNAUDITED)


NOTE 28 COMMON STOCK PURCHASE WARRANTS (CONTINUED)

                                     NUMBER                       EXERCISE
                   DATE             OF SHARES        TERM           PRICE
            -----------------       ---------    ------------   -------------

            May 13, 1999             100,000        3 years      $       1.00
            January 15, 2002         166,666        5 years      $      .0097
            January 15, 2002         500,000        5 years      $      .0097
            January 30, 2002       5,000,000        5 years      $        FMV
            April 23, 2002         3,000,000        5 years      $        FMV
                                  ----------

                                  17,726,155
                                  ==========

         17,726,155 shares are exercisable at January 31, 2002.

NOTE 29 LEGAL PROCEEDINGS

         The Company is the defendant in three lawsuits for unpaid accounts payable and wages. Management has recorded a liability in the amount of $45,000 for these debts and is negotiating with the creditors to reduce the amounts of the final settlements.

NOTE 30 ECONOMIC DEPENDENCY

         For the six months ended April 30, 2002, IBIZ, Inc. had sales of approximately 19% of its PDA's to one customer.

NOTE 31 SECURITIES AND EXCHANGE PROCEEDING

         On February 28, 2001, the Securities and Exchange Commission commenced an administrative proceeding against the Company. The Company negotiated and submitted a settlement offer, which has been formally approved by the Commission. Pursuant to this settlement agreement, an administrative order has been issued which orders the Company to cease and desist from committing or causing any future violations of Section 10(b) of the Securities and Exchange Act of 1934 and Rule 10b-5 thereunder. No other relief against the Company is being sought.

NOTE 32 UNPAID OFFICERS' SALARIES

         On December 20, 2001, the Board of Directors authorized the issuance of convertible debentures to the officers of the Company as consideration for their unpaid wages. As of the date of this report, the debentures have not been issued.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2002 AND 2001
                                   (UNAUDITED)



NOTE 33 PREFERRED STOCK

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

NOTE 34 CONVERTIBLE LOCK AGREEMENT

         In January 2002, the debenture holders agreed that they would not convert any debentures for 60 days and further that they would not convert any debentures for six months unless the market price of the stock exceeds $.02.

NOTE 35 UNAUDITED FINANCIAL INFORMATION

         The accompanying financial information as of April 30, 2002 is unaudited. In management's opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

NOTE 36 CONTINGENCIES

         Real Estate at 1919 W. Lone Cactus Drive, Phoenix, Arizona
         ----------------------------------------------------------

         The Company has pledged all of its assets, except inventory, to guarantee a mortgage of $915,000 on the premises it previously occupied at 1919 W. Lone Cactus Drive, Phoenix, Arizona. Ken Schilling, the President of the Company has an ownership interest in the property at 1919 W. Lone Cactus Drive.

         Contract Termination Fees on Co-Location Operations
         ---------------------------------------------------

         The connectivity providers for the discontinued Co-Location operations charged a $130,000 termination fee. The Company does not believe this fee is payable as the Co-Location operations were transferred to Arizona Internet L.L.C. without any termination activity by the provider.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2002 AND 2001
                                   (UNAUDITED)


NOTE 37 RELATED PARTY TRANSACTION

         On February 1, 2002, the Company transferred $249,918 of net assets held for sale in full payment of delinquent rent and property taxes in the amount of $78,376 on property previously rented by the Company. Ken Schilling, the President of the Company, has an ownership interest in lessor of this property.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Through its operating subsidiary, IBIZ, Inc. designs, manufactures, and distributes personal digital assistant accessories (PDA accessories), small footprint desktop computers, transaction printers, general purpose financial application keyboards, numeric keypads, TFT-LCD monitors and related products. IBIZ also markets a line of OEM notebook computers and distributes a line of transactional and color printers. IBIZ also offered, digital subscriber line high-speed Internet connection services, a co-location server facility and business-to-business software sales. These products were discontinued in 2001.

                         SELECTED FINANCIAL INFORMATION

                                                          SIX MONTHS ENDED
                                                   -----------------------------
                                                     APRIL 30,        APRIL 30,
                                                       2002             2001
                                                   ------------     ------------
Statement of Operations Data
      Net sales                                    $   251,061      $ 1,209,287
      Gross profit                                      99,327          357,686
      Loss from continuing operations               (1,040,177)      (2,183,193)
      Net (loss) after tax                          (1,457,879)      (2,393,158)
      Net (loss) per share                                (.01)            (.06)
           Continuing operations
             Discontinued operations                      (.00)            (.00)

                                                         THREE MONTHS ENDED
                                                   -----------------------------
                                                     APRIL 30,       APRIL 30,
                                                       2002             2001
                                                   ------------     ------------
Statement of Operations Data
      Net sales                                    $   115,324      $   369,185
      Gross profit                                      47,106           62,916
      Loss from continuing operations                 (483,172)      (1,393,654)
      Net (loss) after tax                            (660,027)      (1,460,646)
      Net (loss) per share                                (.00)            (.04)
           Continuing operations
             Discontinued operations                      (.00)            (.00)


                                                     APRIL 30,      OCTOBER 31,
                                                       2002             2001
                                                   ------------     ------------
Balance Sheet Data
      Total assets                                 $   378,686      $   923,858
      Total liabilities                              4,619,969        4,868,336
      Stockholders' (deficit)                       (4,241,283)      (3,944,478)

CRITICAL ACCOUNTING POLICIES
----------------------------

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors and Audit Committee, we have identified five accounting principles that we believe are key to an understanding of our financial statements. These important accounting policies require management's most difficult, subjective judgements.

ACCOUNTS RECEIVABLE
-------------------

Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts.

ALLOWANCE FOR DOUBTFUL ACCOUNTS
-------------------------------

The allowance for doubtful accounts on accounts receivables is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any possible losses.

INVENTORIES
-----------

Inventories are stated at the lower of cost (determined principally by average cost) or market.

ACCOUNTING FOR CONVERTIBLE DEBT SECURITIES
------------------------------------------

The Company has issued convertible debt securities with non-detachable conversion features. The Company accounts for such securities in accordance with Emerging Issues Task Force Topic D-60. The Company has recorded the fair value of the beneficial conversion features as interest expense and an increase to Additional Paid in Capital.

REVENUE RECOGNITION
-------------------

Product sales - When the goods are shipped and title passes to the customer.

Maintenance agreements - Income from maintenance agreements is being recognized on a straight-line basis over the life of the service contracts. The unearned portion is recorded as deferred income.

Service income - When services are performed.

STOCK-BASED COMPENSATION
------------------------

The Company has elected to follow Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (APB 25) and the related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (Statement No. 123).


                              RESULTS OF OPERATIONS

SALES REVENUE

The current economic downturn has seriously impacted the Company's sales revenues. A number of the Company's major retail customers retroactively cancelled many of their open purchase orders for our PDA products. The Company did not have sufficient working capital to begin a marketing program to acquire more customers and sales.

The Company reported sales revenues of $115,324 for the three month period ended April 30, 2002 as compared to $369,185 for the quarter ended April 30, 2001 resulting in a decrease of $253,861 or 69%. This decrease lead to an overall 79% decrease in sales revenue for the six months period ended April 30, 2002 as sales declined to $251,061for the six months ended April 30, 2002 from $1,209,287 for the six months ended April 30, 2001.

GROSS MARGINS

The Company's gross margin for the three and six months ended April 30, 2002 were 40% for each period compared to 17% for the three months ended April 30, 2001 and 30% for the six months ended April 30, 2001. The increase in the gross margin is due to the fact that the Company discontinued selling many less profitable products and is concentrating on the sale of PDA products, which have a higher gross profit margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decrease 50% to $462,102 in the three months ended April 30, 2002 from $917,160 in the three months ended April 30, 2001 and decrease 54% to $875,407 in the six months ended April 30, 2002 from $1,896,848 in the six months ended April 30, 2001.

The decreases were primarily due to staff reductions and reductions in rent, utilities and voluntary salary reductions from officers.

OTHER INCOME

Other income decrease from $244,331 in the six months ended April 30, 2001 to $42,031 in the six months ended April 30, 2002. The reductions were due to the settlement of a lawsuit and cancellation of debt income in the six month period ended April 30, 2001.

INTEREST EXPENSE

Interest expense decrease 35% to $37,532 in the three months ended April 30, 2002 from $57,783 in the three months ended April 30, 2001 and increased 32% to $123,285 for the six months ended April 30, 2002 from $93,324 for the six months ended April 30, 2001. The changes in interest expenses is due to changes in the amounts of convertible debentures redeemed for common stock.

INTEREST EXPENSE-CONVERTIBLE DEBENTURE-BENEFICIAL CONVERSION FEATURE

The Company has issued convertible debt securities with a non-detachable conversion feature at the date of issue. The Company accounts for such securities in accordance with Emerging Issues Task Force Topic D-60. The Company has recorded the fair value of the beneficial conversion feature as interest expense and an increase to Paid-in Capital. Interest expense was $66,666 for the three months ended April 30, 2002 compared to $509,046 for the three months ended April 30, 2001 and $182,880 for the six months ended April 30, 2002 compared to $811,417 for the six months ended April 30, 2001.

NET LOSS

Net loss from continuing operations decreased to $483,172 for the three months ended April 30, 2002 from a loss of $1,393,654 for the three months ended April 30, 2001 and $1,040,177 for the six months ended April 30, 2002 compared to $2,183,193 for the six months ended April 30, 2001. The loss resulted primarily from the decrease in sales.

DISCONTINUED OPERATIONS

For the period ended April 30, 2002, the Company completed the process of discontinuing certain segments of its operations. The losses from the discontinued operations were $176,855 for the three months ended April 30, 2002 and $417,702 for the six months ended April 30, 2001.

                         LIQUIDITY AND CAPITAL RESOURCES



WORKING CAPITAL

Working capital deficit at April 30, 2002 was $3,313,185 compared to a deficit of $3,349,057 at October 30, 2001. The decrease was a result of payments of Company debt through the issuance of common stock.

LONG-TERM DEBT

As of April 30, 2002, long-term debt was $1,018,316 compared to $758,811 at October 31, 2001.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash used by operating activities for the six months ended April 30, 2002 was $273,176 and $1,499,385 for the six months ended April 30, 2001. Reduced sales volumes and increased losses were the main causes for the cash used by operating activities.

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months ended April 30, 2002 and 2001, the cash flows used and provided were from purchases and sales of property and equipment.

CASH FLOW FROM FINANCING ACTIVITIES

Cash flows provided by financing activities for the six months ended April 30, 2002 and 2001 were $217,560 and $1,340,869. The increases in cash flow were predominately from receipt of the proceeds from issuance of convertible debentures.

GOING CONCERN

The Company has continued to incur operating losses. Management is seeking new national retail customers for its products and is negotiating with various investors to receive new financing to provide working capital.

PART II - OTHER INFORMATION

         ITEM 1.           LEGAL PROCEEDINGS

            We are a defendant in three lawsuits for unpaid accounts payable and wages. We have recorded a liability in the amount of $45,000 for these debts and are negotiating with the creditors to reduce the amounts of the final settlements.

         ITEM 2.           CHANGES IN SECURITIES


                  (c)      RECENT SALES OF UNREGISTERED SECURITIES

           The securities described below represent securities of iBIZ sold by iBIZ during the six month period ended April 30, 2002, that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), all of which were issued by the Company pursuant to exemptions under the Securities Act. Underwriters were not involved these transactions.

        PRIVATE PLACEMENTS OF COMMON STOCK AND WARRANTS FOR CASH
        --------------------------------------------------------

         None.

         SALES OF DEBT AND WARRANTS FOR CASH
         -----------------------------------

         Convertible debentures were issued to three accredited investors during our first quarter of 2002. The debentures were in the aggregate principal amount of $222,500. The debentures were convertible into common stock at a conversion price of the lower of 80% of the average of the three lowest closing bid prices for the common stock twenty two days prior to the closing date or 80% of the average of the three lowest closing bid prices for the common stock sixty days prior to conversion. In addition, these same purchasers received an aggregate amount of 5,666,666 warrants to purchase common stock. The offering of convertible debentures and warrants was exempt from registration under Rule 506 of Regulation D and under Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. All persons were accredited investors, represented that they were capable of analyzing the merits and risks of their investment.

         A convertible debenture was issued to one accredited investor during our second quarter of 2002. The debenture was in the principal amount of $100,000. The debenture is convertible into common stock at a conversion price of the lower of 80% of the average of the three lowest closing bid prices for the common stock twenty two days prior to the closing date or 80% of the average of the three lowest closing bid prices for the common stock sixty days prior to conversion. In addition, this same investor received 3,000,0000 warrants to purchase common stock. The offering of convertible debentures and warrants was exempt from registration under Rule 506 of Regulation D and under Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. All persons were accredited investors, represented that they were capable of analyzing the merits and risks of their investment.


         OPTION GRANTS
         -------------

         None.

        ISSUANCES OF STOCK FOR SERVICES OR IN SATISFACTION OF OBLIGATIONS
        -----------------------------------------------------------------

         None.

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

         ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                                 Not Applicable

         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                 Not Applicable

         ITEM 5.           OTHER INFORMATION

                                 Not Applicable

                  ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K


         (a)      Exhibits.

Exhibit Number                       Description
--------------                       -----------

     99.1 Certification of the Chief Executive Officer and Chief Financial Officer of iBiz Technologies Corp. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         (b)      Reports on Form 8-K

                           None.

                  Pursuant to the requirements of Section 12 of the Securities Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 22nd day of August 2002



                                   IBIZ TECHNOLOGY CORP.


                                   By: /s/ KENNETH W. SCHILLING
                                       -----------------------------------------
                                       Kenneth W. Schilling, President




                                   By: /s/ MARK H. PERKINS
                                       -----------------------------------------
                                       Mark H. Perkins, Executive Vice President