Form 10QSB
period 2002-07-31
IBIZ TECHNOLOGY CORP
filed 2002-09-23
CIK 1079893

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JULY 31, 2002

                           COMMISSION FILE NO. 027619



                              IBIZ TECHNOLOGY CORP.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Florida                                            86-0933890
-------------------------------                       ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


            2238 West Lone Cactus, Phoenix, Arizona            85027
--------------------------------------------------------------------------------
           (Address of principal executive offices)          (Zip Code)


Issuer's telephone number, including area code:            (623) 492-9200
                                                         --------------------

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]


          Class                                Outstanding at September 19, 2002
          -----                                ---------------------------------
Common stock, $0.001 par value                            450,000,000

                                TABLE OF CONTENTS
                                -----------------


PART I. - FINANCIAL INFORMATION................................................1

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)......................................1
         BALANCE SHEETS .......................................................1
         STATEMENTS OF OPERATIONS..............................................3
         STATEMENT OF STOCKHOLDERS' ...........................................5
         STATEMENT OF CASH FLOWS...............................................6
         NOTES TO FINANCIAL STATEMENTS.........................................8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS........................................................14

PART II.  -  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS....................................................19
ITEM 2.  CHANGES IN SECURITIES................................................19
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................20
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................20
ITEM 5.  OTHER INFORMATION....................................................20
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................20

                                     PART I
                                     ------

Item 1.  Financial Information

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  JULY 31, 2002
                                   (UNAUDITED)


                                     ASSETS


CURRENT ASSETS
    Cash and cash equivalents                                        $    5,152
    Account receivable, officer                                           1,861
    Inventories                                                         207,051
    Prepaid expenses                                                      8,208
                                                                     -----------
              TOTAL CURRENT ASSETS                                      222,272
                                                                     -----------



PROPERTY AND EQUIPMENT, NET OF
   ACCUMULATED DEPRECIATION                                             117,837
                                                                     -----------



OTHER ASSETS
    Deposits                                                             11,040
    Patent                                                              200,000
                                                                     -----------
              TOTAL OTHER ASSETS                                        211,040
                                                                     -----------




              TOTAL ASSETS                                           $  551,149
                                                                     ===========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)


CURRENT LIABILITIES
    Accounts payable, trade                                        $    577,062
    Note payable, trade                                                  30,000
    Accrued liabilities                                               1,027,917
    Taxes payable                                                       123,226
    Deferred income                                                      18,633
    Convertible debentures payable, current portion                   1,972,469
    Notes payable, other, current portion                                 7,037
    Note payable, patent                                                200,000
                                                                   -------------

              TOTAL CURRENT LIABILITIES                               3,956,344
                                                                   -------------

LONG - TERM LIABILITIES
    Convertible debentures payable                                    1,072,500
    Notes payable, other                                                  4,274
                                                                   -------------

              TOTAL LONG -TERM LIABILITIES                            1,076,774
                                                                   -------------

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock
      Authorized - 50,000,000 shares, par
        value $.001 per share
      Issued and outstanding -0 shares
    Common stock
      Authorized - 450,000,000 shares, par
        value $.001 per share
      Issued and outstanding
        July 31, 2002 - 286,659,275 shares                              286,659
    Additional paid in capital                                       10,915,122
    Accumulated deficit                                             (15,683,750)
                                                                   -------------
              TOTAL STOCKHOLDERS' (DEFICIT)                          (4,481,969)
                                                                   -------------
              TOTAL LIABILITIES AND
                 STOCKHOLDERS' (DEFICIT)                           $    551,149
                                                                   =============


                               IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2002 AND 2001
                                             (UNAUDITED)
                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                    JULY 31,                      JULY 31,
                                          ---------------------------   ---------------------------
                                              2002           2001           2002           2001
                                          ------------   ------------   ------------   ------------
SALES                                     $    52,401    $   418,857    $   303,462    $ 1,628,144

COST OF SALES                                 196,772        291,356        348,506      1,142,957
                                          ------------   ------------   ------------   ------------
       GROSS PROFIT (LOSS)                   (144,371)       127,501        (45,044)       485,187

SELLING, GENERAL
  AND ADMINISTRATIVE
  EXPENSES                                   (149,002)      (467,349)    (1,024,409)    (2,364,197)

SETTLEMENT OF LAWSUIT                               0              0              0        101,369

CANCELLATION OF DEBT                           32,051              0         74,082        122,000

OTHER INCOME                                        0          5,253              0         26,215
                                          ------------   ------------   ------------   ------------
      OPERATING (LOSS)                       (261,322)      (334,595)      (995,371)    (1,629,426)
                                          ------------   ------------   ------------   ------------
OTHER INCOME (EXPENSE)
       Interest income                              0          6,259             37         22,638
       Interest expense                       (97,519)       (76,379)      (220,804)      (169,703)
       Interest expense - convertible
         debentures-beneficial
         conversion feature                         0       (506,021)      (182,880)    (1,317,438)
                                          ------------   ------------   ------------   ------------
      TOTAL OTHER
         INCOME (EXPENSE)                     (97,519)      (576,141)      (403,647)    (1,464,503)
                                          ------------   ------------   ------------   ------------
(LOSS) FROM CONTINUING
    OPERATIONS BEFORE
    INCOME TAXES                             (358,841)      (910,736)    (1,399,018)    (3,093,929)
INCOME TAXES                                        0              0              0              0
                                          ------------   ------------   ------------   ------------
(LOSS) FROM CONTINUING
    OPERATIONS                               (358,841)      (910,736)    (1,399,018)    (3,093,929)
                                          ------------   ------------   ------------   ------------
DISCONTINUED OPERATIONS
       (Loss) from operations of
         discontinued business segments       (21,345)      (446,334)      (267,505)      (656,299)
       Write-down of net assets
          held for sale                             0              0       (171,542)             0
                                          ------------   ------------   ------------   ------------
INCOME (LOSS) FROM
   DISCONTINUED OPERATIONS                    (21,345)      (446,334)      (439,047)      (656,299)
                                          ------------   ------------   ------------   ------------
NET (LOSS)                                $  (380,186)   $(1,357,070)   $(1,838,065)   $(3,750,228)
                                          ============   ============   ============   ============


                                       3

                               IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                     FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2002 AND 2001
                                             (UNAUDITED)


                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                    JULY 31,                      JULY 31,
                                          ---------------------------   ---------------------------
                                              2002           2001           2002           2001
                                          ------------   ------------   ------------   ------------
NET (LOSS) PER
   COMMON SHARE

       Basic and Diluted:

        Continuing operations             $       .00    $      (.02)   $       .00    $      (.06)

        Discontinued operations                   .00           (.01)           .00           (.01)
                                          ------------   ------------   ------------   ------------

           NET (LOSS)                     $       .00    $      (.03)   $       .00    $      (.07)
                                          ============   ============   ============   ============

WEIGHTED AVERAGE
   NUMBER OF COMMON
   SHARES OUTSTANDING

       Basic and diluted                  286,659,275     55,660,810    286,659,275     55,660,810
                                          ============   ============   ============   ============



Stock options and warrants to purchase 20,186,155 shares of common stock were not included in the computations of diluted loss per common share amounts.


                                               IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
                                               FOR THE NINE MONTHS ENDED JULY 31, 2002
                                                             (UNAUDITED)


                                      PREFERRED STOCK           COMMON STOCK            ADDITIONAL
                                    ------------------  -----------------------------    PAID IN       ACCUMULATED
                                     SHARES    AMOUNT      SHARES          AMOUNT         CAPITAL        DEFICIT           TOTAL
                                    --------  --------  -------------   -------------   -------------  -------------   -------------
BALANCE, NOVEMBER 1, 2001                 0   $     0     99,862,248    $     99,862    $  9,801,345   $(13,845,685)   $ (3,944,478)

CONVERSION OF DEBENTURES FOR
   COMMON STOCK:
       PRINCIPAL                          0         0     58,415,455          58,416         276,361              0         334,777
       ACCRUED INTEREST                   0         0      4,305,172           4,305          17,453              0          21,758

FEES AND COSTS FOR ISSUANCE OF
   COMMON STOCK                           0         0              0               0         (28,777)             0         (28,777)

ISSUANCE OF COMMON STOCK FOR:
       PAYMENT OF ACCOUNTS
          PAYABLE                         0         0     31,212,000          31,212         286,648              0         317,860
       PAYMENT OF SALARIES AND
          RETENTION BONUSES               0         0     26,900,000          26,900          91,460              0         118,360
       CONSULTING FEES                    0         0     17,000,000          17,000          31,000              0          48,000
       LEGAL FEES                         0         0      5,750,000           5,750          74,750              0          80,500

DONATION OF STOCK BACK TO THE
   COMPANY FOR TREASURY STOCK             0         0     (9,285,600)         (9,286)       (122,998)             0        (132,284)

ISSUANCE OF COMMON STOCK TO THE
   PRESIDENT TO REIMBURSE HIM FOR
   SHARES GIVEN TO DEBENTURE
   HOLDERS FROM:
       TREASURY STOCK                     0         0      9,285,600           9,286         122,998              0         132,284
       NEW SHARES                         0         0      5,714,400           5,714          80,002              0          85,716

INTEREST EXPENSE - CONVERTIBLE
   DEBENTURES - BENEFICIAL
   CONVERSION FEATURE                     0         0              0               0         182,880              0         182,880

ISSUANCE OF COMMON STOCK FOR:
    Consulting fees                       0         0      5,000,000           5,000          35,000              0          40,000
    Legal fees                            0         0      2,500,000           2,500          17,500              0          20,000
    Cash                                  0         0     30,000,000          30,000          49,500              0          79,500

NET (LOSS) FOR THE NINE MONTHS
   ENDED JULY 31, 2002                    0         0              0               0               0     (1,838,065)     (1,838,065)
                                    --------  --------  -------------   -------------   -------------  -------------   -------------
        BALANCE, JULY 31, 2002            0   $     0    286,659,275    $    286,659    $ 10,915,122   $(15,683,750)   $ (4,481,969)
                                    =======   ========  =============   =============   =============  =============   =============




                            IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED JULY 31, 2002 AND 2001
                                          (UNAUDITED)

                                                                      2002            2001
                                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss)                                                 $(1,399,018)   $(3,093,929)
       Adjustments to reconcile net (loss) to
         net cash (used) by operating activities of
         continuing operations:
           Loss from discontinued operations                         (439,047)      (656,299)
           Write-down of net assets held for sale                     171,542              0
           Depreciation                                               116,596        204,922
           Interest expense - convertible debentures-beneficial
             conversion feature                                       182,880      1,317,438
           Common stock issued for expenses                           188,500         33,174
           Allowance for uncollectible accounts, net                  (10,154)             0
       Changes in operating assets and liabilities:
           Accounts receivable, trade                                  93,747        168,757
           Accounts receivable, factor                                      0              0
           Inventories                                                (40,309)        60,606
           Prepaid expenses                                            45,919        (16,701)
           Deposits                                                     4,972         (4,053)
           Accounts and notes payable, trade                          607,141       (339,292)
           Accrued liabilities and taxes                              165,222        265,941
           Customer deposits                                                0          9,559
           Deferred income                                             14,138        (39,104)
                                                                  ------------   ------------
       NET CASH (USED) BY
           OPERATING ACTIVITIES                                      (297,871)    (2,088,981)
                                                                  ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                            (50,000)      (144,093)
       Proceeds from loans by related party                                 0         23,699
       Proceeds from sale of net assets held for sale                  48,635              0
                                                                  ------------   ------------
        NET CASH PROVIDED (USED) BY
            INVESTING ACTIVITIES                                       (1,365)      (120,394)
                                                                  ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of common stock                          79,500              0
       Net proceeds from issuance of convertible
          debentures payable                                          293,723      1,754,997
       Repayment of note payable, factor                              (70,734)             0
       Repayment of notes payable, other                               (3,221)        (3,924)
       Changes in notes and loan receivable, officer                   (1,861)             0
                                                                  ------------   ------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                      297,407      1,751,073
                                                                  ------------   ------------



                                            6



                            IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                       FOR THE NINE MONTHS ENDED JULY 31, 2002 AND 2001
                                          (UNAUDITED)


                                                                      2002           2001
                                                                  ------------   ------------
NET (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                           $    (1,829)   $  (458,302)

CASH AND CASH EQUIVALENTS, AT
   BEGINNING OF PERIOD                                                  6,981        631,375
                                                                  ------------   ------------
CASH AND CASH EQUIVALENTS, AT
   END OF PERIOD                                                  $     5,152    $   173,073
                                                                  ============   ============



SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION

       Cash paid during period for:

          Interest                                                $    64,124    $    44,795
                                                                  ============   ============
          Taxes                                                   $         0    $         0
                                                                  ============   ============
NON-CASH INVESTING AND FINANCING
   ACTIVITIES

       Issuance of common stock for convertible debentures        $   334,777    $         0
                                                                  ============   ============
       Issuance of common stock for fees, services and
         expenses                                                 $   218,083    $    33,174
                                                                  ============   ============
       Issuance of common stock for accounts payable and
          accrued liabilities                                     $   339,618    $         0
                                                                  ============   ============
       Interest expense - convertible debentures-beneficial
          conversion feature                                      $   182,880    $ 1,317,438
                                                                  ============   ============
       Fees paid for issuance of debentures by reduction
          of notes receivable, officer                            $         0    $    25,000
                                                                  ============   ============


                                       7

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 2002 AND 2001
                                   (UNAUDITED)



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

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 2002 AND 2001
                                   (UNAUDITED)



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

         Invnsys depreciates its property and equipment for financial reporting purposes using the straight-line method based upon the following useful lives of the assets:

              Tooling                                          3 Years
              Machinery and equipment                         10 Years
              Office furniture and equipment                5-10 Years
              Vehicles                                         5 Years
              Molds                                            5 Years

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

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 2002 AND 2001
                                   (UNAUDITED)



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

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 2002 AND 2001
                                   (UNAUDITED)



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

NOTE 2  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                   JULY 31,                     JULY 31,
                         --------------------------   --------------------------
                             2002          2001           2002          2001
                         ------------  ------------   ------------  ------------
        Payroll          $    62,569   $   280,213    $   439,050   $ 1,214,817
        Consulting, net       22,907        27,270        127,206        69,911
        Legal                 21,416       (11,324)       115,940        98,182
        Other                 42,110       171,190         34,213       981,287
                         ------------  ------------   ------------  ------------
                         $   149,002   $   467,349    $ 1,024,409   $ 2,364,197
                         ============  ============   ============  ============

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 2002 AND 2001
                                   (UNAUDITED)



NOTE 3  DISCONTINUED OPERATIONS

         APB 30 requires that an entity restate prior year financial statements to disclose the results of subsequent discontinued operations. The network integration services, digital subscriber line high speed internet connection services, and Co-Location computer data and server facility were discontinued on October 31, 2001. The July 31, 2001 statements of operations and cash flows were restated to segregate the
         (loss) from discontinued operations from continued operations.

         The following information is presented for the discontinued operations:

            A.  Segments discontinued - as indicated above
            B.  Discontinued date - October 31, 2001
            C. Manner of disposal - write-down of assets to fair market value and sale of segments

NOTE 4  COMPUTATION OF EARNINGS PER SHARE

                                                                          JULY 31,
                                                         JULY 31,           2001
                                                          2002            RESTATED
                                                     --------------   --------------
         From continuing operations

           Net (loss) from continuing operations     $  (1,399,018)   $  (3,093,929)
                                                     --------------   --------------
           Weighted average number of common
           shares outstanding                          286,659,275       55,660,810

           (Loss) per share                          $        (.00)   $        (.06)

         From discontinued operations

           Net (loss) from discontinued operations   $    (439,047)        (656,299)
                                                     --------------   --------------
           Weighted average number of common
           shares outstanding                          286,659,275       55,660,810

           (Loss) per share                          $        (.00)   $        (.01)

NOTE 5  GOING CONCERN

         These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The following factors raise uncertainty as to the Company's ability to continue as a going concern:

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 2002 AND 2001
                                   (UNAUDITED)



NOTE 5   GOING CONCERN (CONTINUED)

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

NOTE 6   LEGAL PROCEEDINGS

         The Company is the defendant in three lawsuits for unpaid accounts payable and wages. Management has recorded a liability in the amount of $45,000 for these debts and is negotiating with the creditors to reduce the amounts of the final settlements.

NOTE 7   UNAUDITED FINANCIAL INFORMATION

         The accompanying financial information as of July 31, 2002 is unaudited. In management's opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

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

                         SELECTED FINANCIAL INFORMATION

                                                          NINE MONTHS ENDED
                                                   -----------------------------
                                                      JULY 31,        JULY 31,
                                                       2002             2001
                                                   ------------     ------------
Statement of Operations Data
      Net sales                                    $   303,462      $ 1,628,144
      Gross profit (loss)                              (45,044)         485,187
      Loss from continuing operations               (1,399,018)      (3,093,929)
      Net (loss) after tax                          (1,838,065)      (3,750,228)
      Net (loss) per share                                 .00             (.06)
           Continuing operations
           Discontinued operations                         .00             (.01)

                                                           THREE MONTHS ENDED
                                                   -----------------------------
                                                      JULY 31,        JULY 31,
                                                       2002             2001
                                                   ------------     ------------
Statement of Operations Data
      Net sales                                    $    52,401      $   418,857
      Gross profit (loss)                             (144,371)         127,501
      Loss from continuing operations                 (358,841)        (910,736)
      Net (loss) after tax                            (380,186)      (1,357,070)
      Net (loss) per share                                 .00             (.02)
           Continuing operations
           Discontinued operations                         .00             (.01)


                                                     JULY 31,        OCTOBER 31,
                                                       2002             2001
                                                   ------------     ------------
Balance Sheet Data
      Total assets                                 $   551,149      $   923,858
      Total liabilities                              5,033,118        4,868,336
      Stockholders' (deficit)                       (4,481,969)      (3,944,478)

                          CRITICAL ACCOUNTING POLICIES

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

ACCOUNTS RECEIVABLE

Accounts receivable are reported at the customer' outstanding balances less any allowance for doubtful accounts.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts on accounts receivables is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management beleves is adequate to cover any possible losses.

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

Service Income - When services are performed.

STOCK-BASED COMPENSATION

The company has elected to follow Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (APB 25) and the related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure -only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (Statement No. 123).

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

The Company reported sales revenues of $52,401 for the three month period ended July 31, 2002 as compared to $418,857 for the quarter ended July 31, 2001 resulting in a decrease of $366,456 or 87%. This decrease lead to an overall 81% decrease in sales revenue for the nine month period ended July 31, 2002 as sales declined to $303,462 for the nine months ended July 31, 2002 from $1,628,144 for the nine months ended July 31, 2001.

GROSS MARGINS

The Company's gross margin (loss) for the nine months ended July 31, 2002 and 2001 were (15%) and 30% and for the three months ended July 31, 2002 and 2001 were (275%) and 30%. The change in the gross margin is due to the fact that the Company discontinued selling many less profitable products and liquidating inventories to increase cash flow.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased 68% to $149,002 in the three months ended July 31, 2002 from $467,349 in the three months ended July 31, 2001 and decreased 57% to $1,024,409 in the nine months ended July 31, 2002 from $2,364,197 in the nine months ended July 31, 2001.

The decreases were primarily due to staff reductions and reductions in rent, utilities and voluntary salary reductions from officers.

INTEREST EXPENSE

Interest expense increased 28% to $97,519 in the three months ended July 31, 2002 from $76,379 in the three months ended July 31, 2001 and increased 30% to $220,804 for the nine months ended July 31, 2002 from $169,703 for the nine months ended July 31, 2001. The changes in interest expenses is due to changes in the amounts of convertible debentures redeemed for common stock and minimum factor charges.

INTEREST EXPENSE-CONVERTIBLE DEBENTURE-BENEFICIAL CONVERSION FEATURE

The Company has issued convertible debt securities with a non-detachable conversion feature at the date of issue. The Company accounts for such securities in accordance with Emerging Issues Task Force Topic D-60. The Company has recorded the fair value of the beneficial conversion feature as interest expense and an increase to Paid-in Capital. Interest expense was $0 for the three months ended July 31, 2002 compared to $506,021 for the three months ended July 31, 2001 and $182,880 for the nine months ended July 31, 2002 compared to $1,317,438 for the nine months ended July 31, 2001.

NET LOSS

Net loss from continuing operations decreased to $358,841 for the three months ended July 31, 2002 from a loss of $910,736 for the three months ended July 31, 2001 and $1,399,018 for the nine months ended July 31, 2002 compared to $3,093,929 for the nine months ended July 31, 2001. The loss resulted primarily from the decrease in sales.

DISCONTINUED OPERATIONS

For the period ended July 31, 2002, the Company completed the process of discontinuing certain segments of its operations. The losses from the discontinued operations were $21,345 for the three months ended July 31, 2002 and $446,334 for the nine months ended July 31, 2001.

                         LIQUIDITY AND CAPITAL RESOURCES


WORKING CAPITAL

Working capital deficit at July 31, 2002 was $3,734,072 compared to a deficit of $3,349,057 at October 30, 2001. The decrease was a result of payments of Company debt through the issuance of common stock.

LONG-TERM DEBT

As of July 31, 2002, long-term debt was $1,076,774 compared to $758,811 at October 31, 2001.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash used by operating activities for the nine months ended July 31, 2002 was $297,871 and $2,088,981 for the nine months ended July 31, 2001. Reduced sales volumes and increased losses were the main causes for the cash used by operating activities.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended July 31, 2002 and 2001, the cash flows used and provided were from purchases and sales of property and equipment.

CASH FLOW FROM FINANCING ACTIVITIES

Cash flows provided by financing activities for the nine months ended July 31, 2002 and 2001 were $297,407 and $1,751,073. The increases in cash flow were predominately from receipt of the proceeds from issuance of convertible debentures.

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

         ITEM 2.   CHANGES IN SECURITIES


                  (c)      RECENT SALES OF UNREGISTERED SECURITIES

         The securities described below represent securities of iBIZ sold by iBIZ during the nine month period ended July 31, 2002, that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), all of which were issued by the Company pursuant to exemptions under the Securities Act. Underwriters were not involved these transactions.

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

         A convertible debenture was issued to one accredited investor during our second quarter of 2002. The debenture was in the principal amount of $100,000. The debenture is convertible into common stock at a conversion price of the lower of 80% of the average of the three lowest closing bid prices for the common stock twenty two days prior to the closing date or 80% of the average of the three lowest closing bid prices for the common stock sixty days prior to conversion. In addition, this same investor received 3,000,000 warrants to purchase common stock. The offering of convertible debentures and warrants was exempt from registration under Rule 506 of Regulation D and under Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. All persons were accredited investors, represented that they were capable of analyzing the merits and risks of their investment.


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

Dated this 20th day of September 2002



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