Form 10KSB
period 2002-10-31
IBIZ TECHNOLOGY CORP
filed 2003-02-13
CIK 1079893

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED OCTOBER 31, 2002.

                                   000-027619
                             Commission File Number

                             IBIZ TECHNOLOGY CORP.
                             ---------------------
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

The registrant's revenues from continuing operations for the year ended October 31, 2002 were $356,278.

As of February 10, 2003, the aggregate market value of the common stock held by non-affiliates computed by reference to the average bid and asked prices of such stock was $337,748.

As of February 10, 2003, the registrant had 180,004,380 shares of common stock, par value $.001 per share, outstanding.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

         iBIZ Technology Corp., through it's wholly-owned operating subsidiary iBIZ Inc., designs, manufactures and distributes personal digital assistant
(PDA) accessories and other handheld computing devices. Our expanding product line for the growing PDA market is distributed through large retail chains and distributors throughout the United States.

         In March 2000, we introduced the Keysync Keyboard and a line of products specific to the personal digital assistant market. Through October 31, 2002, we have expanded our product mix to more than eighty different individual PDA products manufactured to iBIZ's specifications by various overseas manufacturers.

         On July 11, 2002, iBIZ acquired the intellectual property and marketing rights for the Xela Case Keyboard, which is currently scheduled for mass production and shipping at the beginning of the second quarter of fiscal year 2003.

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

         PRODUCTS AND SERVICES

         iBIZ Inc. success is dependent upon the introduction of new products and the enhancement of existing products. iBIZ Inc. is actively engaged in the design and development of additional peripherals to augment its present product line. Currently, iBIZ designs many of its products in-house.

         Because of the rapid pace of technological advances in the personal computer industry, iBIZ must be prepared to design, develop, manufacture and market new and more powerful hardware products in a relatively short time span.

         iBIZ Inc. also provides third-Party Hardware, Software, and Related Supplies. in an effort to provide our customers a wider range of products.

         MARKETING, SALES AND DISTRIBUTION

         iBIZ markets and distributes products directly to end users through a direct sales force, regional resellers, value-added providers in the banking and point-of-sale ("POS") market and Internet commerce sites.

         In addition to direct sales, iBIZ also markets its full range of products directly to retail customers through its website at www.ibizcorp.com or www.ibizpda.com. To date, iBIZ has recognized only nominal revenues from Internet retail sales, however, we are continuing to see moderate revenue increases through this venue. Management believes that direct sales to end users should allow iBIZ to more efficiently and effectively meet customer needs by providing products which are tailored for the customer's individual requirements at a more economical price.

         iBIZ also distributes its products to regional resellers and, to a lesser extent, national distributors and to retail stores such as CompUSA, Inc. and Fry's Electronics, Staples, Mobileplanet, Micro Center, RC Willeys, Baillios, Pdamart and Outpost.com.

         MANUFACTURING

         iBIZ products are engineered and manufactured by various entities in Taiwan and mainland China. Currently, these manufacturers build iBIZ products to iBIZ specifications with non-proprietary components. The vast majority of parts used in iBIZ products are available to iBIZ competitors. Although iBIZ has not experienced difficulties in the past relating to engineering and manufacturing, the failure of iBIZ' manufacturers to produce products of sufficient quantity and quality could adversely affect iBIZ's ability to sell the products its customers' demand.

         iBIZ engages in final assembly, functional testing and quality control of its products in its Phoenix, Arizona facility. Management believes IBIZ' completion of the final stages of manufacturing allows iBIZ to ensure quality control for its products manufactured overseas.

         iBIZ has entered into an agreement with Catronics, a Chinese manufacturer to build the Xela Case Keyboard. The engineering and manufacturing of the Xela Case Keyboard is done entirely by Catronics. Management believes this relationship allows iBIZ to offer a broader range of products to its customers without the cost of research and development and manufacturing.

         LICENSES

         Microsoft, Inc. In June 1999, IBIZ entered into an agreement with Microsoft, Inc. to become an OEM system builder. Participation in this program allows IBIZ to install genuine Microsoft operating systems in selected applications with full support from Microsoft. In addition, this agreement entitles IBIZ to pre-production versions of Microsoft products and enables IBIZ to provide input into development and design of new products.

         KeyLink Software License. iBIZ has an exclusive, perpetual license to use, distribute and offer for sale with associated hardware the software that facilitates the connection between the KeySync keyboard and PDAs.

         PATENTS AND TRADEMARKS

         IBIZ holds United States and foreign patents for its products. iBIZ filed a patent application for its Lapboard keyboard and was awarded patent 09/765169 on January 3, 2002. In general, IBIZ believes that its success will depend primarily upon the technical expertise, creative skills, and management abilities of its officers, directors, and key employees rather than on patent ownership.

         iBIZ has filed an application with the United States Patent and Trademark Office for the use of the names "iBIZ" and "KeySync" and received a trademark award for the iBIZ name on January 8, 2002.

         On July 11, 2002 iBIZ purchased intellectual property assets for the Xela Case Keyboard including the patent application S/N T001 P00547-US1, trademark application S/N: 78/139,898 and resale rights from ttools, LLC, a Rhode Island limited liability company. Currently Patent and Trademark applications are in due process with the United States Patent and Trademark Office. The trademark application for XELA was published by the Patent and Trademark office in the Official Gazette on January 7, 2003 for the purpose of opposition.

         SERVICE AND SUPPORT

         IBIZ provides its customers with a comprehensive service and support program. Technical support is provided to customers via a toll-free telephone number as well as through the iBIZ website. The number is available Monday through Friday 8:00 a.m. to 5:00 p.m., Mountain Standard Time.

         Also available on iBIZ's website are links to files for software patches and drivers used for software updates.

         COMPETITION

         The handheld computer industry is highly competitive. IBIZ competes at the product level with various other handheld computer manufacturers and at the distribution level primarily with computer retailers, on-line marketers and the direct sales forces of large PDA manufacturers.

         At the product level, the PDA industry is characterized by rapid technological advances in both hardware and software development and by the frequent introduction of new and innovative products. There are approximately 14 manufacturers of personal computers, the majority of which have greater financial, marketing and technological resources than IBIZ. Competitors at this level include Palm, HP, Dell, Sony, and Handspring, however, most key PDA manufacturers outsource or private label PDA accessory products from companies similar to iBIZ.

         Competitive factors include product quality and reliability, price to performance characteristics, marketing capability, and corporate reputation. In addition, a segment of the industry competes primarily for customers on the basis of price. Although IBIZ' products are price competitive, IBIZ does not attempt to compete solely on the basis of price.

         The intense nature of competition in the computer industry subjects IBIZ to numerous competitive disadvantages and risks. For example, many major companies will exclude consideration of iBIZ' products due to limited size of the company. Moreover, iBIZ' current revenue levels cannot support a high level of national or international marketing and advertising efforts. This, in turn, makes it more difficult for iBIZ to develop its brand name and create customer awareness. Additionally, iBIZ' products are manufactured by third parties in Taiwan or China. As such, iBIZ is subject to numerous risks and uncertainties of reliance on offshore manufacturers, including, taxes or tariffs, non-performance, quality control, and civil unrest. Also, as IBIZ holds few patents, the vast majority of parts used in its products are available to its competitors.

         Management believes that it can compete effectively by providing PDA accessories utilizing unique designs and space-saving qualities. Although Management believes it has been successful to date, there can be no assurance that IBIZ will be able to compete successfully in the future.

         CUSTOMERS FOR PRODUCTS

         Throughout its history, IBIZ's ability to deliver innovative product designs and quality customer service has enabled it to provide products to major retailers and distributors. For the year ended October 31, 2002, we had 2 customers that accounted for 14% and 13% our total revenues.

         USE OF TRADEMARKS AND TRADENAMES

         All trademarks and tradenames used in this report are the property of their respective owners.

         Employees

         As of February 10, 2003, IBIZ had approximately 5 full-time employees. No employee of IBIZ is represented by a labor union or is subject to a collective bargaining agreement. IBIZ has never experienced a work-stoppage due to labor difficulties and believes that its employee relations are good.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On August 29, 2002, a majority of our stockholders took action by written consent in lieu of a special meeting and approved a one-for-ten reverse stock split of our common stock. The reverse stock split was approved by a majority of our shareholders holding an aggregate amount of 227,000,000 shares of our common stock and was effectuated on September 31, 2002.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                            MARKET FOR COMMON EQUITY

         Our common stock is currently traded on the Over The Counter Bulletin Board. The common stock was initially listed under the symbol "EVCV" on June 3, 1998, and trading began on July 16, 1998. On October 26, 1998, we changed our trading symbol to "IBIZ" and then to "IBZT" on September 30, 2003 as a result of a 1 for 10 reverse stock split. The following charts indicate the high and low sales price for our common stock for each of our fiscal quarters for the past two years, and subsequent interim period, as quoted on the Over The Counter Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

              Quarter Ended              High             LOW
        --------------------------- --------------- ----------------
              January 31, 2001             0.419        0.177
                April 30, 2001             0.220        0.135
                 July 31, 2001             0.200        0.010
              October 31, 2001             0.550        0.020
              January 31, 2002             0.015        0.004
                April 30, 2002             0.014        0.005
                 July 31, 2002             0.007        0.0015
              October 31, 2002             0.006        0.0001
              January 31, 2003             0.035        0.00381
            As of February 10,             0.004        0.0035
                          2003
        --------------------------- --------------- ----------------

         * Table reflects a 1 for 10 reverse stock split of our common stock effectuated on September 30, 2002.

         As of February 10, 2003, management believes there to be approximately 7,142 holders of record of iBIZ's common stock. To date, iBIZ has not paid any dividends on its common stock. iBIZ does not currently intend to pay dividends in the future. iBIZ is prohibited from declaring or paying dividends while certain debentures or warrants are outstanding.

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

PRIVATE PLACEMENTS OF COMMON STOCK AND WARRANTS FOR CASH

None.

SALES OF DEBT AND WARRANTS FOR CASH

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with three accredited investors on August 15, 2002 for the sale of (i) $700,000 in convertible debentures and (ii) warrants to buy 210,000 shares of our common stock. The investors are obligated to provide us with the funds as follows:

- $350,000 was disbursed on August 15, 2002

- $250,000 was disbursed on October 9, 2002

- $100,000 was disbursed on November 9, 2002

The debentures bear interest at 12%, mature on one year from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of (i) $0.05 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. The full principal amount of the convertible debentures are due upon default under the terms of convertible debentures. The warrants are exercisable until three years from the date of issuance at a purchase price of $0.05 per share.

OPTION GRANTS

None.

ISSUANCES OF STOCK FOR SERVICES OR IN SATISFACTION OF OBLIGATIONS

During the three month period ending October 31, 2002, we issued an aggregate of 160,881,021 shares of our common stock to 6 employees in lieu of salaries equaling $128,704.82.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors, we have identified eight accounting principles that we believe are key to an understanding of our financial statements. These important accounting policies require management's most difficult, subjective judgments.

(1) ACCOUNTS RECEIVABLE

         Accounts receivable are reported at the customer's outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable.

(2) ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The allowance for doubtful accounts on accounts receivables is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired (bankruptcy, lack of contact, account balance over one year old, etc.).

(3)      INVENTORIES

         Inventories are stated at the lower of cost (determined principally by average cost) or market. Inventories consist only of purchased finished products.

(4)      ACCOUNTING FOR CONVERTIBLE DEBT SECURITIES

         The Company has issued convertible debt securities with non-detachable conversion features. The Company has recorded the fair value of the beneficial conversion features as interest expense and an increase to Additional Paid in Capital.

(5)      REVENUE RECOGNITION

         Product Sales - when the goods are shipped and title passes to the customer.

         Maintenance Agreements - Income from maintenance agreements is being recognized on a straight-line basis over the life of the service contracts. The unearned portion is recorded as deferred income.

         Service Income - When services are performed.

(6)      GOING CONCERN

         As shown in the accompanying financial statements, the Company has incurred significant losses, has negative working capital and needs additional capital to finance its operations. These factors create substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company also intends to finance its operations through sales of its securities as well as entering into loans and other types of financing arrangements such as convertible debenture.

(7)      DISCONTINUED OPERATIONS

         As of October 31, 2001, management elected to discontinue non-profitable segments of the Company's operations and to focus on profitable business units. For the year ended October 31, 2002, the Company continued to "wind-down" its discontinued operations.

(8)      CONSULTING AGREEMENTS

         The Company issued common stock for payment of consulting services. The cost of the consulting services was determined by multiplying the common shares issued by the market price of the shares at the inception date of the agreement.

                              RESULTS OF OPERATIONS

Fiscal year ended October 31, 2002 compared to fiscal year ended October 31, 2001.

REVENUES. Sales from continuing operations decreased by approximately 82% to $356,278 in the fiscal year ended October 31, 2002 from $1,966,665 in the fiscal year ended October 31, 2001. The decrease was mainly a result of the focus by management on raising financing for IBIZ, Inc., a transition to a new line of industry unique products and the overall slow down in the national economic conditions.

COST OF SALES. The cost of sales of $379,440 in the fiscal year ended October 31, 2002 decreased from $1,424,756 for the fiscal year ended October 31, 2001. This decrease of 73% reflects a drop in purchaser due to the drop in sales volume.

GROSS PROFIT. Gross profit as a percentage of sales was a negative 6.5% in the fiscal year ended October 31, 2002 as compared to 28% for the fiscal year ended October 31, 2001. The decrease in gross profit resulted from reductions in sales, the write-off of obsolete inventory, and sales at reduced margins in order to generate cash.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased approximately 61% to $1,516,776 in the fiscal year ended October 31, 2002 from $3,885,435 in the fiscal year ended October 31, 2001. The decrease in expenses resulted from reductions in overall expenses, especially payroll, rent, travel and professional fees.

INTEREST EXPENSE. Interest expense increased 10% to $250,057 in the fiscal year ended October 31, 2002 from $226,863 in the fiscal year ended October 31, 2001. The increase in interest was primarily on accrued interest on the convertible debentures.

INTEREST EXPENSE - CONVERTIBLE DEBENTURES-BENEFICIAL CONVERSION FEATURE. The Company has issued convertible debt securities with a non-detachable convertible feature that were "in-the-money" at the date of issuance. The Company has recorded the fair value of the beneficial conversion feature as interest expense and an increase in paid-in-capital. Interest expense on the convertible debentures was $4,283,930 and $1,336,793 for the years ended October 31, 2002 and 2001, respectively.

NET LOSS FROM CONTINUING OPERATIONS. Net loss from continuing operations increased 30% to $6,010,861 for the fiscal year ended October 31, 2002 from a net loss of $4,640,668 for the fiscal year ended October 31, 2001. The increase in net loss was primarily the result of the reduction in sales, the increase in beneficial conversion interest less the decrease in selling, general and administrative expenses.

DISCONTINUED OPERATIONS. Loss from discontinued operations decreased 77% from $2,108,076 for fiscal year ended October 31, 2001 to $479,554 for fiscal year ended October 31, 2002. The reason for the decrease is that the Company had a full year of discontinued operations in fiscal year ended October 31, 2001 and only "winding-down" expenses in fiscal year ended October 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Working capital is summarized and compared as follows:

                                         October 31, 2002       October 31, 2001
                                         ----------------       ----------------

     Current assets                        $   126,416            $   760,468
     Current liabilities                     4,373,436              4,109,525
                                         ----------------       ----------------
     Working capital (deficit)             $(4,247,020)           $(3,349,057)
                                         ================       ================

The increase in the deficit in working capital was primarily due to the net loss sustained from operations, liquidation of net assets held for sale and the increase in the convertible debentures. At October 31, 2002, stockholders' deficit was $4,941,782 as compared to a stockholders' deficit of $3,944,478 at October 31, 2001. The $997,304 change in stockholders' deficit was accounted for as follows:

     Increase in Stockholders' Equity
         Issuance of common stock                            $        918,643
         Conversion of convertible debentures,
           net of costs                                               290,588
         Interest expense - convertible
           debentures - beneficial conversion
           feature                                                  4,283,930

     Decreases in stockholders' equity
        net loss                                                   (6,490,465)
                                                             -----------------
                      Net Change                             $        997,304
                                                             =================

CAPITAL AND SOURCE OF LIQUIDITY

The Company currently has no material commitments for capital expenditures.

The Company received new convertible debt financing and received $350,000 in November and December, 2002 and a commitment for an additional $500,000 was negotiated in January 2003. The Company anticipates that it will begin shipments on its new product line in the second quarter of its fiscal year.

Net cash (used) by operating activities for its year ended October 31, 2002 was $671,211 compared to $2,107,106 (used) by operating activities for the year ended October 31, 2001. The $1,435,975 change was primarily due to:

     a. Increased collections of accounts receivable
     b. Increase in payables
     c. Increase in net loss after adjustments for non-cash activities.

Our investing activities for the year ended October 31, 2002 (used) cash of $201,365, which is $35,629 more than the $165,736 for the year ended October 31, 2001. The change was primarily due to the purchase of the Intellectual Property Rights.

Our financing activities for the year ended October 31, 2002 provided cash of $866,543 compared to $1,648,448, for the year ended October 31, 2001. The primary change was that the Company issued common stock for $79,500 and obtained $848,723 of new debenture financing for the fiscal year ended October 31, 2002 compared to $1,954,328 for the year ended October 31, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

The FASB recently issued the following statements:

     FASB 144 - Accounting for the impairment or disposal of long-lived assets FASB 145 - Rescission of FASB statements 4, 44 and 64 and amendment of
                 FASB 13
     FASB 146 -  Accounting for costs associated with exit or disposal activities
     FASB 147 -  Acquisitions of certain financial institutions
     FASB 148 -  Accounting for stock based compensation

These FASB statements did not, or are not expected to, have a material impact on the Company's financial position and results of operations.

ITEM 7. FINANCIAL STATEMENTS.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                            OCTOBER 31, 2002 AND 2001

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------

INDEPENDENT AUDITORS' REPORTS.....................................      12 - 13

FINANCIAL STATEMENTS

       Consolidated Balance Sheet.................................      14 - 15

       Consolidated Statements of Operations......................      16 - 17

       Consolidated Statement of Stockholders' (Deficit)..........      18 - 21

       Consolidated Statements of Cash Flows......................      22 - 23

       Notes to Consolidated Financial Statements.................      24 - 47

                          INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders
IBIZ Technology Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheet at October 31, 2002 and the related consolidated statements of operations, stockholders' (deficit) and cash flows of IBIZ Technology Corp. and Subsidiaries for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respect, the financial position of the Company at October 31, 2002 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant operating losses, has negative working capital, lacks sufficient operating cash to purchase products to fill sales orders, is delinquent in the payment of payroll taxes and is delinquent in payment of some wages. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Farber & Hass, LLP.
-----------------------
Oxnard, California

January 17, 2003

                          INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders
IBIZ Technology Corp. and Subsidiaries

We have audited the accompanying consolidated statements of operations, stockholders' (deficit) and cash flows of IBIZ Technology Corp. and Subsidiaries for the year ended October 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respect, the results of operations and cash flows of IBIZ Technology Corp. and Subsidiaries for the year ended October 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant operating losses, has negative working capital, lacks sufficient operating cash to purchase products to fill sales orders, is delinquent in the payment of payroll taxes and is delinquent in payment of some wages. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ MOFFITT & COMPANY, P.C.
---------------------------
SCOTTSDALE, ARIZONA

February 8, 2002

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                OCTOBER 31, 2002

                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents               $         948
    Accounts receivable, net                       11,867
    Inventories                                    95,601
    Prepaid expenses                               18,000
                                            --------------

              TOTAL CURRENT ASSETS                                $     126,416

PROPERTY AND EQUIPMENT, NET OF
   ACCUMULATED DEPRECIATION                                             110,204

OTHER ASSETS
    Intellectual Properties Rights                200,000
    Note receivable, officer                      373,159
    Less allowance for doubtful accounts         (373,159)
    Deposits                                        2,500
                                            --------------

           TOTAL OTHER ASSETS                                           202,500
                                                                  --------------

            TOTAL ASSETS                                          $     439,120
                                                                  ==============


                               LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
       Accounts payable, trade                        $         564,715
       Note payable, Gammage and Burnham                         30,000
       Accrued wages and bonuses                                512,688
       Accrued interest                                         428,810
       Other accrued expenses                                    49,864
       Taxes payable                                            147,715
       Deferred income                                            5,916
       Convertible debentures, current portion                2,612,608
       Note payable, factor                                      15,000
       Note payable, other, current portion                       6,120
                                                      ------------------

              TOTAL CURRENT LIABILITIES                                    $        4,373,436

LONG -TERM LIABILITIES
       Convertible debentures , long-term portion             1,005,000
       Note payable, other                                        2,466
                                                      ------------------

              TOTAL LONG -TERM LIABILITIES                                          1,007,466

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' ( DEFICIT)
       Preferred stock
          Authorized - 50,000,000 shares, par
            value $.001 per share
          Issued and outstanding -0- shares;
            3,500,000 shares reserved
       Common stock
          Authorized - 450,000,000 shares, par
            value $.001 per share
          Issued and outstanding - 45,000,097 shares             45,000
       Additional paid in capital                            15,349,368
       Accumulated deficit                                 ( 20,336,150)
                                                      ------------------

              TOTAL STOCKHOLDERS' (DEFICIT)                                       ( 4,941,782)
                                                                           -------------------

              TOTAL LIABILITIES AND
                 STOCKHOLDERS' (DEFICIT)                                   $          439,120
                                                                           ===================


                      See Accompanying Notes and Independent Auditors' Reports.


                               IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE YEARS ENDED OCTOBER 31, 2002 AND 2001


                                                                         2002              2001
                                                                     ------------      ------------
SALES                                                                $   356,278       $ 1,966,665

COST OF SALES                                                            379,440         1,424,756
                                                                     ------------      ------------

       GROSS PROFIT (LOSS)                                               (23,162)          541,909

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                                            1,516,776         3,885,435

RESEARCH AND DEVELOPMENT                                                       0             6,034
                                                                     ------------      ------------

OPERATING (LOSS)                                                      (1,539,938)       (3,349,560)
                                                                     ------------      ------------

OTHER INCOME (EXPENSE)
       Cancellation of debt                                               44,754           223,369
       Interest income                                                    18,310            28,651
       Interest expense                                                 (250,057)         (226,863)
       Interest expense - convertible debentures-beneficial
        conversion feature                                            (4,283,930)       (1,336,793)
       Other income                                                            0            20,528
                                                                     ------------      ------------

        TOTAL OTHER INCOME (EXPENSE)                                  (4,470,923)       (1,291,108)
                                                                     ------------      ------------

(LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                                (6,010,861)       (4,640,668)

INCOME TAXES                                                                  50                50
                                                                     ------------      ------------

(LOSS) FROM CONTINUING OPERATIONS                                     (6,010,911)       (4,640,718)
                                                                     ------------      ------------

DISCONTINUED OPERATIONS
       (Loss) from operations of discontinued business segments         (383,168)         (706,704)
       (Loss) from abandoned equipment                                   (96,386)                0
       Write-down of net assets held for sale                                  0        (1,401,372)
                                                                     ------------      ------------

(LOSS) FROM DISCONTINUED OPERATIONS                                     (479,554)       (2,108,076)
                                                                     ------------      ------------

NET (LOSS)                                                           $(6,490,465)      $(6,748,794)
                                                                     ============      ============

                      See Accompanying Notes and Independent Auditors' Reports.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                  FOR THE YEARS ENDED OCTOBER 31, 2002 AND 2001

                                              2002                  2001
                                        -----------------    ------------------
NET (LOSS) PER COMMON SHARE

       Basic and Diluted:

        Continuing operations           $         ( 0.23)    $          ( 0.83)

        Discontinued operations                   ( 0.02)               ( 0.38)
                                        -----------------    ------------------

           NET (LOSS)                   $         ( 0.25)    $          ( 1.21)
                                        =================    ==================

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING

       Basic and diluted                       26,404,820             5,566,081
                                        =================    ==================

            See Accompanying Notes and Independent Auditors' Reports.


                                              IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
                                           FOR THE YEARS ENDED OCTOBER 31, 2002 AND 2001

                                                                 PREFERRED STOCK                       COMMON STOCK
                                                       ----------------------------------    ----------------------------------
                                                            SHARES            AMOUNT             SHARES            AMOUNT
                                                       ----------------- ----------------    ---------------- -----------------
BALANCE, NOVEMBER 1, 2000                                             0  $             0           3,781,338  $          3,781
CONVERSION OF DEBENTURES
     FOR COMMON STOCK                                                 0                0           6,204,982             6,205

FEES AND COSTS FOR ISSUANCE
    OF COMMON STOCK                                                   0                0                   0                 0

INTEREST EXPENSE - CONVERTIBLE
   DEBENTURES - BENEFICIAL
   CONVERSION FEATURE                                                 0                0                   0                 0

NET (LOSS) FOR THE YEAR ENDED
   OCTOBER 31, 2001                                                   0                0                   0                 0
                                                       ----------------- ----------------    ---------------- -----------------

BALANCE, OCTOBER 31, 2001                                             0                0           9,986,320             9,986

CONVERSION OF DEBENTURES FOR
   COMMON STOCK:
       PRINCIPAL                                                      0                0           6,077,099             6,077
       ACCRUED INTEREST                                               0                0             440,934               441

FEES AND COSTS FOR ISSUANCE OF
   COMMON STOCK                                                       0                0                   0                 0

ISSUANCE OF COMMON STOCK FOR:
       PAYMENT OF ACCOUNTS
          PAYABLE                                                     0                0           3,121,200             3,122
       PAYMENT OF SALARIES AND
          RETENTION BONUSES                                           0                0          18,778,104            18,778
       CONSULTING FEES                                                0                0           2,200,000             2,200
       LEGAL FEES                                                     0                0             825,000               825
       CASH                                                           0                0           3,000,000             3,000

DONATION OF STOCK BACK TO THE
   COMPANY FOR TREASURY STOCK                                         0                0           ( 928,560)            ( 929)



                                      ADDITIONAL
                                        PAID IN                ACCUMULATED
                                        CAPITAL                  DEFICIT               TOTAL
                                   ------------------    ------------------    ------------------
BALANCE, NOVEMBER 1, 2000          $       7,974,416     $     ( 7,096,891)    $         881,306
CONVERSION OF DEBENTURES
     FOR COMMON STOCK                        974,481                     0               980,686

FEES AND COSTS FOR ISSUANCE
    OF COMMON STOCK                        ( 394,468)                    0             ( 394,468)

INTEREST EXPENSE - CONVERTIBLE
   DEBENTURES - BENEFICIAL
   CONVERSION FEATURE                      1,336,792                     0             1,336,792

NET (LOSS) FOR THE YEAR ENDED
   OCTOBER 31, 2001                                0           ( 6,748,794)          ( 6,748,794)
                                   ------------------    ------------------    ------------------

BALANCE, OCTOBER 31, 2001                  9,891,221          ( 13,845,685)          ( 3,944,478)

CONVERSION OF DEBENTURES FOR
   COMMON STOCK:
       PRINCIPAL                             336,199                     0               342,276
       ACCRUED INTEREST                       21,648                     0                22,089

FEES AND COSTS FOR ISSUANCE OF
   COMMON STOCK                             ( 73,777)                    0              ( 73,777)

ISSUANCE OF COMMON STOCK FOR:
       PAYMENT OF ACCOUNTS
          PAYABLE                            314,740                     0               317,862
       PAYMENT OF SALARIES AND
          RETENTION BONUSES                  228,287                     0               247,065
       CONSULTING FEES                        85,800                     0                88,000
       LEGAL FEES                             99,675                     0               100,500
       CASH                                   76,500                     0                79,500

DONATION OF STOCK BACK TO THE
   COMPANY FOR TREASURY STOCK              ( 131,355)                    0             ( 132,284)


                      See Accompanying Notes and Independent Auditors' Reports.


                                              IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)  (CONTINUED)
                                           FOR THE YEARS ENDED OCTOBER 31, 2002 AND 2001

                                                                 PREFERRED STOCK                       COMMON STOCK
                                                       ----------------------------------    ----------------------------------
                                                            SHARES            AMOUNT             SHARES            AMOUNT
                                                       ----------------- ----------------    ---------------- -----------------
ISSUANCE OF COMMON STOCK TO THE
   PRESIDENT TO REIMBURSE HIM FOR
   SHARES GIVEN TO DEBENTURE
   HOLDERS FROM:
       TREASURY STOCK                                                 0  $             0             928,560  $            929
       NEW SHARES                                                     0                0             571,440               571

INTEREST EXPENSE - CONVERTIBLE
   DEBENTURES - BENEFICIAL
   CONVERSION FEATURE                                                 0                0                   0                 0

NET (LOSS) FOR THE YEAR
   ENDED OCTOBER 31, 2002                                             0                0                   0                 0
                                                       ----------------- ----------------    ---------------- -----------------

        BALANCE,  OCTOBER 31, 2002                                    0  $             0          45,000,097  $         45,000
                                                       ================= ================    ================ =================



                                            ADDITIONAL
                                              PAID IN           ACCUMULATED
                                              CAPITAL             DEFICIT                   TOTAL
                                        ------------------   ------------------    ------------------

ISSUANCE OF COMMON STOCK TO THE
   PRESIDENT TO REIMBURSE HIM FOR
   SHARES GIVEN TO DEBENTURE
   HOLDERS FROM:
       TREASURY STOCK                   $         131,355    $               0     $         132,284
       NEW SHARES                                  85,145                    0                85,716

INTEREST EXPENSE - CONVERTIBLE
   DEBENTURES - BENEFICIAL
   CONVERSION FEATURE                           4,283,930                    0             4,283,930

NET (LOSS) FOR THE YEAR
   ENDED OCTOBER 31, 2002                               0          ( 6,490,465)          ( 6,490,465)
                                        ------------------   ------------------    ------------------

        BALANCE,  OCTOBER 31, 2002      $      15,349,368    $    ( 20,336,150)    $     ( 4,941,782)
                                        ==================   ==================    ==================

                           See Accompanying Notes and Independent Auditors' Reports.

                                         IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      FOR THE YEARS ENDED OCTOBER 31, 2002 AND 2001

                                                                                      2002                  2001
                                                                                ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss) from continuing operations                                    $     ( 6,010,911)   $     ( 4,640,718)
       Adjustments to reconcile net (loss) to
         net cash (used) in operating activities of
         continuing operations:
           Loss from discontinued operations                                            ( 479,554)           ( 706,704)
           Depreciation                                                                    24,504              246,019
           Amortization                                                                     3,333               53,460
           Interest expense - convertible debentures-beneficial
             conversion feature                                                         4,283,930            1,336,793
           Common stock issued for expenses                                               253,216              453,693
           Provision for uncollectible accounts                                            14,798
       Changes in operating assets and liabilities:
           Accounts receivable                                                             67,082              257,832
           Inventories                                                                     71,141              272,840
           Prepaid expenses                                                                36,127               50,747
           Deposits                                                                        13,512               44,947
           Accounts and notes payable                                                     509,519            ( 118,809)
           Accrued liabilities and taxes                                                  540,671              561,491
           Deferred income                                                                  1,421               81,303
                                                                                ------------------   ------------------

              NET CASH (USED) IN OPERATING ACTIVITIES                                   ( 671,211)         ( 2,107,106)
                                                                                ------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                                               ( 50,000)          (  165,736)
       Purchase of Intellectual Property Rights                                         ( 200,000)                   0
       Proceeds from assets held for sale                                                  48,635                    0
                                                                                ------------------   ------------------

              NET CASH (USED) IN INVESTING ACTIVITIES                                   ( 201,365)          (  165,736)
                                                                                ------------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from issuance of common stock                                          79,500                    0
       Net proceeds from issuance of convertible
          debentures payable                                                              848,723            1,954,328
       Repayments on note payable, factor                                                ( 55,734)              70,734
       Repayment of note payable, other                                                   ( 5,946)             ( 5,282)
       Changes in notes receivable, officer                                                     0           (  371,332)
                                                                                ------------------   ------------------

                                See Accompanying Notes and Independent Auditors' Reports.

                                                           22

                                              IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                           FOR THE YEARS ENDED OCTOBER 31, 2002 AND 2001

                                                                                      2002                  2001
                                                                                ------------------   ------------------
            NET CASH PROVIDED BY
                 FINANCING ACTIVITIES                                           $         866,543    $        1,648,448
                                                                                ------------------   ------------------

NET (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                                        (6,033)            (624,394)

CASH AND CASH EQUIVALENTS, AT
   BEGINNING OF YEAR                                                                        6,981               631,375
                                                                                ------------------   ------------------

CASH AND CASH EQUIVALENTS, AT
   END OF YEAR                                                                  $             948    $            6,981
                                                                                ==================   ===================

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION

       Cash paid during year for:

          Interest                                                              $          33,209    $            1,202
                                                                                ==================   ===================

          Taxes                                                                 $              50    $               50
                                                                                ==================   ===================

NON-CASH INVESTING AND FINANCING
   ACTIVITIES

       Issuance of common stock for convertible debentures                      $         364,365    $          980,686
                                                                                ==================   ===================

       Issuance of common stock for fees, services and
         expenses                                                               $         274,216    $                0
                                                                                ==================   ===================

       Issuance of common stock for accounts payable
          and accrued liabilities                                               $         564,927    $                0
                                                                                ==================   ===================

       Interest expense - convertible debentures-beneficial
          conversion feature                                                    $       4,283,930    $        1,336,793
                                                                                ==================   ===================

                                See Accompanying Notes and Independent Auditors' Reports.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2002 AND 2001

NOTE 1          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                NATURE OF BUSINESS
                ------------------

                IBIZ Technology Corp. (hereinafter referred to as the Company) was organized on April 6, 1994, under the laws of the State of Florida. The Company operates as a holding company for subsidiary acquisitions.

                IBIZ, Inc. designs, manufactures (through subcontractors), and distributes a line of accessories for the PDA and handheld computer market which are distributed through large retail chain stores and e-commerce sites throughout the United States. IBIZ Inc. also markets LCD monitors, OEM notebook computers, third party software, and general purpose financial application keyboards.

                Invnsys Technology Corporation (hereinafter referred to as Invnsys) is an inactive entity.

                Qhost, Inc. provides Web-enabling services which included Co-Location services, Web design and development, and data center technical management services. This segment of the Company's operations was discontinued on October 31, 2001.

                PRINCIPLES OF CONSOLIDATION
                ---------------------------

                The consolidated financial statements include the accounts of IBIZ Technology Corp. and its wholly owned subsidiaries - IBIZ, Inc., Invnsys Technology Corporation and Qhost, Inc.

                All material inter-company accounts and transactions have been eliminated.

                REVERSE STOCK SPLIT AND RESTATEMENT OF COMMON STOCK
                ---------------------------------------------------

                On September 6, 2002, the Company effected a one-for-ten reverse stock split of the Company's common stock. The stock split has been retroactively recorded in the financial statements as if it occurred at the date of inception.

                CASH AND CASH EQUIVALENTS
                -------------------------

                For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2002 AND 2001

NOTE 1          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                ACCOUNTS RECEIVABLE
                -------------------

                Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable.

                ALLOWANCE FOR DOUBTFUL ACCOUNTS
                -------------------------------

                The allowance for doubtful accounts on accounts receivable is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired (bankruptcy, lack of contact, account balance over one year old, etc.).

                INVENTORIES
                -----------

                Inventories are stated at the lower of cost (determined principally by average cost) or market. The inventories are comprised of finished products at October 31, 2002.

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

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2002 AND 2001

NOTE 1          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                PROPERTY AND EQUIPMENT (CONTINUED)
                ----------------------------------

                The Companies depreciate their property and equipment for financial reporting purposes using the straight-line method based upon the following useful lives of the assets:

                           Tooling                                       3 Years
                           Machinery and equipment                      10 Years
                           Office furniture and equipment           5 - 10 Years
                           Vehicles                                      5 Years
                           Molds                                         5 Years

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

                DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
                ----------------------------------------------------

                The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at October 31, 2002, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2002 AND 2001

NOTE 1          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                COMMON STOCK ISSUED FOR NON-CASH TRANSACTIONS
                ---------------------------------------------

                It is the Company's policy to value stock issued for non-cash transactions at the stock closing price at the date the transaction is finalized.

                AMENDMENT OF ARTICLES OF INCORPORATION
                --------------------------------------

                The Articles of Incorporation were amended in November 2002 to increase the number of authorized shares of common stock from 100,000,000 to 450,000,000 and authorized the creation of 50,000,000 shares of blank check preferred stock.

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

                ADVERTISING
                -----------

                All direct advertising costs are expensed as incurred. The Company charged to operations $23,167 and $204,058 in advertising costs for the years ended October 31, 2002 and 2001, respectively.

                RESEARCH AND DEVELOPMENT
                ------------------------

                The Company expenses research and development costs as incurred.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2002 AND 2001

NOTE 1          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                INCOME TAXES
                ------------

                Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No.109, "Accounting for Income Taxes". As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

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

                CONCENTRATION OF RISK
                ---------------------

                INDUSTRY

                The Company's products are directed to the computer and technology-related industry. This industry experiences a high degree of obsolescence and changes in buying patterns. The Company must expend funds for research and development and identification of new products in order to stay competitive.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2002 AND 2001

NOTE 1          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                CONCENTRATION OF RISK (CONTINUED)
                ---------------------------------

                FINANCIAL INSTRUMENTS

                Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable.

                Concentrations of credit risk with respect to trade receivables are normally limited due to the large number of customers comprising the Company's customer base and their dispersion across different geographic areas. The Company routinely assesses the financial strength of its customers. The Company normally does not require a deposit to support large customer orders.

                At October 31, 2002, two customers accounted for 69% (49% and 13%, respectively) of net receivables.

                PURCHASES

                The Company relies primarily on two suppliers for its products. The loss of either supplier could have a material impact on the Company's operations. Purchases for the year ended 2002 totalled 81% and 23% from each supplier.

                REVENUES

                For the year ended October 31, 2002, the Company had two customers which exceeded 10% of total revenues (14% and 13%, respectively). For the year ended October 31, 2001, the Company had one customer which accounted for 24% of total revenues.

                PERVASIVENESS OF ESTIMATES

                The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2002 AND 2001

NOTE 1          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                RECENT ACCOUNTING PRONOUNCEMENTS

                The FASB recently issued the following statements:

                FASB 144 - Accounting for the Impairment or Disposal of
                           Long-Lived Assets
                FASB 145 - Rescission of FASB Statements 4, 44 and 64 and
                           Amendment of FASB 13
                FASB 146 - Accounting for Costs Associated with Exit or Disposal
                           Activities
                FASB 147 - Acquisitions of Certain Financial Institutions
                FASB 148 - Accounting for Stock-Based Compensation

                These FASB statements did not, or are not expected to, have a material impact on the Company's financial position and results of operations.

                RECLASSIFICATIONS
                -----------------

                Certain 2001 amounts have been reclassified in order to conform to 2002 presentation.

                GOING CONCERN
                -------------

                These consolidated financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The following factors raise substantial doubt as to the Company's ability to continue as a going concern:

                A. Continued operating losses
                B. Negative working capital
                C. Lack of cash from continuing operations
                D. Delinquent payroll taxes
                E. Unpaid wages
                F. Decline in national economy

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2002 AND 2001

NOTE 1          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                GOING CONCERN (CONTINUED)
                -------------------------

                Management's plans to eliminate the going concern situation include, but are not limited to:

                A. Arranged for new financing through issuance of convertible debentures (see Note 9)
                B. Paid, some but not all, delinquent payables and unpaid wages through the issuance of common stock
                C. Increase sales through new line of products acquired on July
                   11, 2002
                D. Requested abatement of delinquent payroll tax penalties

                Should the Company be unsuccessful in its plans, the operations of the Company could be discontinued.

NOTE 2          ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

                A summary of accounts receivable and allowance for doubtful accounts is as follows:

                Accounts receivable                          $        69,976

                Allowance for doubtful accounts                       58,109
                                                             ----------------

                       Net accounts receivable               $        11,867
                                                             ================

                Allowance for doubtful accounts

                       Balance, at November 1, 2001          $        50,000

                       Additions for the year                         14,798

                       Write-off of uncollectible accounts
                          for the year                               ( 6,689)
                                                             ----------------

                       Balance, at October 31, 2002          $        58,109
                                                             ================

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2002 AND 2001

NOTE 3          PROPERTY AND EQUIPMENT

                Property and equipment and accumulated depreciation at October 31, 2002 consists of:

                      Tooling                             $        68,100
                      Machinery and equipment                      37,641
                      Office furniture and equipment               81,027
                      Vehicle                                      39,141
                      Molds                                        50,000
                                                          ----------------
                                                                  275,909
                      Less accumulated depreciation               165,705
                                                          ----------------

                      Total property and equipment        $       110,204
                                                          ================

NOTE 4          INTELLECTUAL PROPERTY RIGHTS AND RELATED ROYALTY AGREEMENT

                On July 11, 2002, the Company purchased the Xela Case Keyboard and all related Intellectual Property and Resale Rights from ttools, LLC for $200,000. The Company is obligated to pay a royalty of $2.00 per unit sold on the first one million units. In accordance with FASB 142, the Company will amortize the Intellectual Property Rights over its estimated useful life of three years from the date the products are fully developed and ready for sale.

                Estimated Amortization Expense:
                -------------------------------

                For the year ended October 31, 2003            $       66,666
                For the year ended October 31, 2004                    66,667
                For the year ended October 31, 2005                    66,667
                                                               ---------------

                     Total Estimated Amortization Expense      $      200,000
                                                               ===============

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2002 AND 2001

NOTE 5          NOTES RECEIVABLE, OFFICERS

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

                           Total amount of note receivable          $   373,159

                           Less allowance for doubtful collection     ( 373,159)
                                                                    ------------

                                Note receivable, net                $         0
                                                                    ============

NOTE 6          NOTE PAYABLE, GAMMAGE AND BURNHAM

                In July 2001, the Company issued a note to Gammage and Burnham, PLC for the payment of $80,000 of legal fees previously recorded in accounts payable. The note is secured by accounts receivable but the security is waived in favor of the note payable to Platinum Funding Corporation, providing Gammage and Burnham PLC receives $2,500 each time that Invnsys draws against its factoring line. As of October 31, 2002, the Company is in default of their loan agreement.

NOTE 7  TAXES PAYABLE

                Taxes payable consists of the following:

                      Payroll taxes payable, current and deferred    $  128,687
                      California income tax payable                      19,028
                                                                     -----------

                                                                     $  147,715
                                                                     ===========

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2002 AND 2001

NOTE 8          INCOME TAXES

                DEFERRED TAXES
                --------------

                The components of deferred tax assets are as follows:

                         Net operating loss carryforwards         $   2,327,000
                         Accrued expenses and miscellaneous              12,000
                         Tax credit carryforwards                        38,424
                                                                  --------------
                                                                      2,377,424
                             Less valuation allowance                (2,377,424)
                                                                  --------------

                      Net deferred tax asset                      $           0
                                                                  ==============

                A  reconciliation of the valuation allowance is as follows:

                      Balance, at November, 2001                  $   1,158,265
                      Addition for the period                         1,219,159
                                                                  --------------

                      Balance, at October 31, 2002                $   2,377,424
                                                                  ==============

                TAX CARRYFORWARDS
                -----------------

                The Company has the following tax carryforwards at October 31, 2002:

                                                                   EXPIRATION
                        YEAR                      AMOUNT              DATE
                        ----                      ------              ----

              Net operating loss
                October 31, 1995          $        2,500        October 31, 2010
                October 31, 1997                 253,686        October 31, 2012
                October 31, 1998                  71,681        October 31, 2013
                October 31, 1999                 842,906        October 31, 2019
                October 31, 2000               3,574,086        October 31, 2020
                October 31, 2001               5,051,232        October 31, 2021
                October 31, 2002               1,838,129        October 31, 2022
                                          ---------------

                                          $   11,634,220
                                          ===============

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2002 AND 2001

NOTE 8          INCOME TAXES (CONTINUED)

                                                                   EXPIRATION
                           YEAR                  AMOUNT               DATE
                           ----                  ------               ----

                Contribution
                   October 31, 1999       $        2,081        October 31, 2004
                   October 31, 2000                3,008        October 31, 2005
                   October 31, 2001                1,000        October 31, 2006
                                          ---------------

                                          $        6,089
                                          ===============

                Research tax credits      $       38,424
                                          ===============

NOTE 9          CONVERTIBLE DEBENTURES

                UNSECURED CONVERTIBLE DEBENTURES
                --------------------------------

                                                                                                             CURRENT
                                                                                        TOTAL                PORTION
                                                                                        -----                -------
                LITES TRADING COMPANY - $1,600,000  DEBENTURE                         $    750,000          $      0
                ---------------------------------------------

                On March 27, 2000, the Company issued $1,600,000 of 7% convertible debentures under the following terms and conditions:

                1.   Due date - March 27, 2005.
                2. Interest only on May 1 and December 1 of each year commencing May 1, 2000.
                3.   Default interest rate - 18%.
                4. Warrants to purchase 37,500 shares of common stock at $14.50 per share.
                5. Conversion terms - The debenture holder shall have the right to convert all or a portion of the outstanding principal amount of this debenture plus any accrued interest into such number of shares of common stock as shall equal the quotient obtained by dividing the principal amount of this debenture by the applicable conversion price.
                6. Conversion price - Lesser of (i) $14.50 (fixed price) or (ii) the product obtained by multiplying the average closing price by .80.



                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2002 AND 2001

NOTE 9          CONVERTIBLE DEBENTURES (CONTINUED)

                                                                                                                CURRENT
                                                                                           TOTAL                PORTION
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
                 10. Any further issuance of common stock or debentures must be approved by the debenture holders.
                 11. Debenture holders have an eighteen month right of first refusal on future disposition of stock by the Company.
                 12. Restriction on payment of dividends, retirement of stock or issuance of new securities.

                $5,000,000 CONVERTIBLE DEBENTURE                                      $    1,683,704        $    1,683,704
                --------------------------------

                On October 31, 2001, the Company issued 8% convertible debentures as follows:

                    1.   Due date - October 31, 2003.
                    2.   Interest payable quarterly from January 1, 2001.
                    3.   Default interest rate - 20%.
                    4. On the first $ 1,000,000 of financing, the Company issued warrants to purchase 50,000 shares of stock at $
                         4.80 per share. The Company reserved an additional
                         124,000 shares for future borrowing on this debenture line.
                    5.   Put note purchase price - $4,000,000.
                    6. Fees and costs - 7% - 10% of cash received for debentures and warrants plus legal fees.



                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2002 AND 2001

NOTE 9          CONVERTIBLE DEBENTURES (CONTINUED)
                                                                                                               CURRENT
                                                                                          TOTAL                PORTION
                                                                                          -----                -------

                  7. The Company must reserve a number of common shares equal to, but not less then, 200% of the amount of common shares necessary to allow the debenture and warrant holder to be able to convert all such outstanding notes and put notes to common stock.
                  8. Conversion price for put notes. The initial 50% of the put notes shall be the lesser of: (i) 80% of the average of the three lowest closing bid prices for the stock for twenty two days or (ii) 80% of the average of the five lowest closing bid prices for the stock for sixty days.
                      The conversion price of the balance of the put notes shall be 86% of the average of the three lowest closing bid prices for ten days.
                  9. The debentures have penalty clauses if the common stock is not issued when required by the debenture holder.
                 10.  The debentures are unsecured.
                 11. The Company's right to exercise the put commences on the actual effective date of the SEC Registration
                      Statement and expires three years after the effective date.
                 12. Right of first refusal - The debenture holders have the right to purchase a proportionate amount of new issued shares in order to maintain their ownership interest percentage.

                LAURUS MASTER FUND, LTD.                                                 $   328,904       $    328,904
                ------------------------

                In April and July 2001, the Company issued $500,000 and $150,000 of 8% convertible debentures under the following terms and conditions:



                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2002 AND 2001

NOTE 9          CONVERTIBLE DEBENTURES (CONTINUED)
                                                                                                              CURRENT
                                                                                         TOTAL                PORTION
                                                                                         -----                -------
                1.  Due date - October 31, 2003.
                2.  Interest on September 30, 2001 and quarterly thereafter.
                3.  Default interest rate - 20%.
                4.  On the first financing, the Company issued warrants to purchase 150,000 shares of common stock at the lesser of
                    $1.23 per share or an amount equal to the average of the
                    three lowest closing prices for a ten day trading period.
                    The Company may redeem the warrants for $6.67 per share. On the second financing, the Company issued warrants to
                    purchase 150,000 shares of common stock at the lesser of
                    $0.48 or an amount equal to 105% of the average of the three lowest closing bid prices for the common stock for the ten trading days prior to, but not including, the date the
                    warrants are exercised.
                5.  Conversion terms - The debenture holder shall have the right to convert all or a portion of the outstanding principal
                    amount of this debenture plus any accrued interest into such number of shares of common stock as shall equal the quotient obtained by dividing the principal amount of this debenture by the applicable conversion price.
                6.  Conversion price - Lower of eighty percent of the average of the three lowest closing bid prices for a specified three
                    day or twenty-two day period.
                7.  Prepayment - The debenture may not be paid prior to the maturity date without the consent of the holder.

                ALPHA CAPITAL                                                          $      255,000        $       0
                -------------

                In January and April 2002, the Company issued an 8% convertible debenture as follows:

                1. Due dates- January 30, 2004 and April 25, 2004.
                2. Interest payable quarterly from March 31, 2002.
                3. Default interest rate - 20%.



                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2002 AND 2001

NOTE 9          CONVERTIBLE DEBENTURES (CONTINUED)
                                                                                                           CURRENT
                                                                                      TOTAL                PORTION
                                                                                      -----                -------
                4.    Warrants to purchase 800,000 shares of common stock at
                      $.60 per share.
                5.    Fees and costs - 7% - 10% of cash received for debentures
                      and warrants plus legal fees.
                6.    Conversion price -
                      (i)    80% of the average of the three lowest closing bid
                             prices for the stock for twenty two days or
                      (ii)   80% of the average of the three lowest closing bid
                             prices for the stock for sixty days.
                7.    The debentures are unsecured.                             ---------------        --------------

                      Total unsecured convertible debenture                     $     3,017,608        $    2,012,608
                                                                                ---------------        --------------

                SECURED CONVERTIBLE DEBENTURES                                          600,000               600,000
                ------------------------------

                AJW ENTITIES
                ------------

                In August and October 2002, the Company issued 12% secured convertible debentures as follows:

                1. Due dates - August 15, 2003 and October 9, 2003.
                2. Interest payable quarterly.
                3. Default interest rate - 15%.
                4. Warrants to purchase 180,000 shares of common Stock at $0.05 per share.
                5. Conversion Price
                    (i)  50% of the average of the three lowest closing bid
                         prices for the stock for twenty days or
                    (ii) Fixed conversion price of $0.05. 6. The convertible
                         debentures are secured by all the assets of the
                         Company.                                               ---------------        --------------

                    Total Secured Convertible Debentures                        $       600,000        $      600,000
                                                                                ===============        ==============

                 Total Debentures                                               $     3,617,608        $    2,612,608
                                                                                ===============        ==============

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2002 AND 2001

NOTE 9          CONVERTIBLE DEBENTURES (CONTINUED)

                Maturities of convertible debentures are as follows:

                2003                                     $        2,612,608
                2004                                                255,000
                2005                                                750,000
                                                         -------------------

                Total                                    $        3,617,608
                                                         ===================

NOTE 10         NOTE PAYABLE, FACTOR

                On October 9, 2001, the Company entered into a two year factoring agreement with Platinum Funding Corporation. The terms of the agreement provide that Platinum Funding Corporation may purchase Invnsys' accounts receivable, without recourse, by advancing 70% of the sales invoice to Invnsys. The interest charged on the loan is based upon the period of time an invoice is unpaid and ranges from 3% to 15%. At October 31, 2002, the Company is no longer using the services of Platinum Funding Corporation and plans to settle the account balances for an estimated $15,000.

NOTE 11         NOTE PAYABLE, OTHER

                Note payable to Community First National Bank, due in monthly payments of principal and interest of $545 with interest at 7% until March 7, 2004. The note is secured by an automobile which cost $36,000 and
                has a book value of $0.                            $     8,586

                Less:  current portion                                    6,120
                                                                   -------------

                Net long-term debt                                 $      2,466
                                                                   =============

                Maturities of long-term debt are as follows:

                      2003                                         $      6,120
                      2004                                                2,466
                                                                   -------------

                                                                   $      8,586
                                                                   =============

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2002 AND 2001

NOTE 12         DISCONTINUED OPERATIONS

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

NOTE 13         COMPUTATION OF EARNINGS PER SHARE

                                                                  2002              2001
                                                             -------------      -------------
                From continuing operations
                  Net (loss) from continuing operations      $ (6,010,911)      $ (4,640,718)
                                                             -------------      -------------
                  Weighted average number of common
                  shares outstanding                           26,404,820          5,566,081

                  (Loss) per share                           $       (.23)      $      (0.84)

                From discontinued operations

                  Net (loss) from discontinued operations    $   (479,554)        (2,108,076)
                                                             -------------      -------------
                  Weighted average number of common
                  shares outstanding                           26,404,820          5,566,081

                  (Loss) per share                           $      (0.02)      $      (0.38)


                The Company has outstanding warrants to purchase 1,907,116 shares of its common stock which have not been included in the above computation, as they are anti-dilutive

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2002 AND 2001


NOTE 14         CANCELLATION OF DEBT
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

                Account payable
                  The Company negotiated a cancellation of $122,000
                  account payable with a supplier.  This cancellation
                  resulted in $122,000 of income.                                               0               122,000

                Settlement of prior year liabilities                                       44,754                     0
                                                                                ------------------    ------------------

                                                                                $          44,754     $         223,369
                                                                                ==================    ==================

NOTE 15         COMMITMENTS AND CONTINGENCIES

                OPERATING LEASE
                ---------------

                The Company leases its office and warehouse facilities under the following terms and conditions:

                1. Term - Three years from February 1, 2002 to January 31, 2005
                2. Size of facility - 4,343 square feet
                3. Base rent - Monthly rentals plus taxes and common area
                   operating expenses
                4. Base rental schedule -

                                         MONTHS                   RENT
                                         ------                   ----

                                          1 - 12             $       2,172
                                         13 - 24                     3,692
                                         25 - 36                     4,343

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2002 AND 2001

NOTE 15         COMMITMENTS AND CONTINGENCIES (CONTINUED)

                Future minimum lease payments excluding taxes and expenses, are as follows:

                               October 31, 2003                  $      39,744
                               October 31, 2004                         50,163
                               October 31, 2005                         13,029
                                                                 --------------

                                                                 $     102,936
                                                                 ==============

                Rent expense for the years ended October 31, 2002 and 2001 was $44,644 and $190,551, respectively.

                PAYROLL TAXES
                -------------

                The Company is negotiating a settlement regarding delinquent payroll taxes of approximately $65,000. Interest is being accrued on the outstanding balance. No amounts have been accrued for any penalties.

                WORKERS' COMPENSATION INSURANCE
                -------------------------------

                Through January 2003, the Company did not carry general liability or workers' compensation coverage, nor was it self-insured. The Company accrues liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. As of January 17, 2003, there were no known liability claims. No amounts have been accrued for any penalties which may be assessed by the State of Arizona for non-compliance with the laws and regulations applicable to workers' compensation insurance.

                LEGAL
                -----

                The Company is the defendant in one lawsuit for unpaid wages. Management has recorded a liability in the amount of $20,000.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2002 AND 2001

NOTE 15         COMMITMENTS AND CONTINGENCIES (CONTINUED)

                REAL ESTATE
                -----------

                The Company has pledged all of its assets, except inventory, to guarantee a mortgage of $910,000 on the premises it previously occupied at 1919 W. Lone Cactus Drive, Phoenix, Arizona. Ken Schilling, the President of the Company has an ownership interest in the property at 1919 W. Lone Cactus Drive.

                OFFICERS' COMPENSATION
                ----------------------

                As of October 31, 2002, the Company has employment agreements with two of its corporate officers. The contracts are for three years beginning July 2001 and provide for the following:

                1. Salaries from $150,000 to $250,000 for each officer.
                2. Bonuses of 1% of total sales for each officer.
                3. Options for 120,000 shares of common stock which will vest and be exercisable for a period of ten years.
                4. Option price of $0.20 a share.
                5. Termination -
                      Termination by the Company without cause - the employee shall receive six months salary
                      Change of control - in the event of change of control, the Company shall pay the employee a lump sum payment of three years annual salary.

                UNPAID OFFICERS' SALARIES
                -------------------------

                On December 20, 2001, the Board of Directors authorized the issuance of convertible debentures to the officers of the Company as consideration for their unpaid wages. As of the date of this report, the debentures have not been issued.

NOTE 16         EMPLOYEE STOCK OPTIONS

                On October 31, 2002, the Company cancelled its employee stock option plan.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2002 AND 2001

NOTE 17         COMMON STOCK PURCHASE WARRANTS

                As of October 31, 2002 the Company has issued the following common stock purchase warrants:

                                 NUMBER                             EXERCISE
          DATE                  OF SHARES       TERM                 PRICE
          ----                  ---------       ----                 -----

   December 28, 1999             20,000       5 years      $            9.40
   January 10, 2000              28,125       5 years      $            9.90
   March 27, 2000                61,500       5 years      $   14.50 - 20.50
   May 17, 2000                  12,500       3 years      $   10.20 - 50.00
   August 30, 2000                3,413       5 years      $            9.37
   August 30, 2000               25,000       3 years      $            5.00
   August 30, 2000               25,000       3 years      $            7.50
   August 30, 2000                3,636       3 years      $           10.00
   September 3, 2000             10,900       3 years      $           10.00
   September 27, 2000            27,875       3 years      $            9.00
   October 31, 2000              50,000       2 years      $            4.76
   December 20, 2000             40,000       5 years      $            2.28
   December 20, 2000             15,000       5 years      $            2.28
   April 26, 2001               150,000       5 years      $            1.23
   June 22, 2001                150,000       5 years      $            0.42
   June 27, 2001                150,000       5 years      $            0.21
   August 21, 2001               52,500       5 years      $            0.39
   October 9, 2001               35,000       5 years      $            0.26
   January 15, 2002              16,667       5 years      $ 105% of Closing
   January 15, 2002              50,000       5 years      $ 105% of Closing
   January 30, 2002             500,000       5 years      $            0.06
   April 23, 2002               300,000       5 years      $            0.06
   August 15, 2002              105,000       5 years      $            0.05
   October 9, 2002               75,000       5 years      $            0.05
                             ----------

                             1,907,116
                             ==========

1,907,116 shares are exercisable at October 31, 2002.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2002 AND 2001

NOTE 18         PREFERRED STOCK

                On December 20, 2001, the Board of Directors authorized the issuance of 3,500,000 shares of preferred stock to three officers and one director in lieu of their annual bonus and retention incentives. The preferred stock will have a 10:1 conversion rate from common stock to preferred stock and will have a "super" voting right of 100:1. As of the date of this report the preferred stock had not been issued. The Company has not designated any other rights or dividend policy in regard to the Preferred Stock.

NOTE 19         RELATED PARTY TRANSACTION

                On February 1, 2002, the Company transferred $249,918 of net assets held for sale in full payment of delinquent rent and property taxes in the amount of $78,376 on property previously rented by the Company. Ken Schilling, the President of the Company has an ownership interest in this property.

NOTE 20         4TH QUARTER INTERIM RESULTS OF OPERATIONS (UNAUDITED)

                Revenues                              $      52,816
                Costs and expenses                         (523,301)
                                                      --------------

                Loss from operations                  $    (470,485)
                                                      ==============

NOTE 21         SUBSEQUENT EVENTS (UNAUDITED)

                NEW CONVERTIBLE DEBENTURES
                --------------------------

                1. On November 5, 2002, the Company issued three additional 12%, secured convertible debentures to the AW entities for $100,000 with the following terms:

                    1.   Due dates - November 5, 2003
                    2.   Interest payable quarterly
                    3.   Default interest rate - 15%
                    4. Warrants to purchase 30,000 shares of common stock at $0.05 per share
                    5.   Conversion price -
                              (i) 50% of the average of the three lowest closing bid prices for the twenty days or
                              (ii) Fixed conversion price of $0.05

                    6. The convertible debentures are secured by all the assets of the Company

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2002 AND 2001

NOTE 21         SUBSEQUENT EVENTS (CONTINUED)

                NEW CONVERTIBLE DEBENTURES (CONTINUED)
                --------------------------------------

                2. On January 31, 2003, the Company issued three additional 12% secured convertible debentures to the AJW entities for $300,000 with the following terms:

                    1.   Due dates - January 31, 2004
                    2.   Interest payable quarterly
                    3.   Default interest rate - 15%
                    4. Warrants to purchase 1,500,000 shares of common stock at $0.01 per share
                    5.   Conversion price -
                              (i)   50% of the average of the three lowest
                                    closing bid prices for the stock for twenty days or
                              (ii) Fixed conversion price of $0.01
                    6. The convertible debentures are secured by all the assets of the Company

                STOCK ISSUANCES
                ---------------

                1. On November 26, 2002, the Company filed an S-B Registration Statement with the SEC and subsequently issued 9,000,000 shares of common stock to individuals for consulting services.

                2. On December 6, 2002, the Company issued 1,500,000 shares of restricted common stock in consideration of services rendered.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On October 11, 2002, iBIZ Technology Corp., (the "Company") was notified by Moffitt & Company, P.C., ("Moffitt") that it resigned as the Company's independent auditors effective October 11, 2002. On October 17, 2002, the Company engaged Farber and Hass, CPA as independent auditors of the Company for the fiscal year ending October 30, 2002. The action to engage Farber and Hass,
CPA) was taken upon the unanimous approval of the Audit Committee of the Board of Directors of the Company.

During the last two fiscal years ended October 30, 2000 and October 31, 2001 and through October 11, 2002, there were no disagreements between the Company and Moffitt on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Moffitt would have caused Moffitt to make reference to the matter in its reports on the Company's financial statements. During the last two most recent fiscal years ended October 31, 2000 and October 30, 2001 and through October 11, 2002, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B. Moffitt's opinion in its report on the Company's financial statements for the year ended October 31, 2000 and 2001, expressed substantial doubt with respect to the Company's ability to continue as a going concern.

During the two most recent fiscal years and through October 11, 2002, the Company has not consulted with Farber and Hass, CPA regarding either:

1. the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company nor oral advice was provided that Farber and Hass, CPA concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2. any matter that was either subject of disagreement or event, as defined in
Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-B.

The Company requested that Moffitt furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of such letter, dated October 17, 2002, was filed as Exhibit
16.1 to a Form 8-K filed with the Securities and Exchange Commission on October 18, 2002.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

    NAME                    AGE     POSITION
    ----                    ---     --------
    Kenneth W. Schilling    51      President, Chief Executive Officer, Acting
                                    Principal Accounting Officer and Director
    Mark Perkins            39      Executive Vice President and Director

         Directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve for one year until the meeting of the board of directors following the annual meeting of stockholders and until their successors have been elected and qualified. There are no family relationships between any of our directors or officers.

         Kenneth W. Schilling founded IBIZ' predecessor, SouthWest Financial Systems, in 1979, and has been Chief Executive Officer, President and a Director since IBIZ' founding. Mr. Schilling studied for a B.S. in electrical engineering at the University of Pittsburgh from 1970 to 1972 but left for military service prior to receiving his degree.

         Mark H. Perkins joined IBIZ in 1994 and currently serves as Executive Vice President. Mr. Perkins was appointed to iBIZ's Board on March 5, 1999. Prior to his joining IBIZ, Mr. Perkins was employed at American Express as a project manager for major systems implementation, a position he held for eight years. Mr. Perkins earned a degree in business management from California State University-Sonoma.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Except as noted below, based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during fiscal year 2001, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common Stock that, during fiscal year 2002, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.  EXECUTIVE COMPENSATION.

         The following table sets forth certain compensation paid or accrued by us to certain of our executive officers during fiscal years ended 2002, 2001 and 2000. Summary Compensation Table

                                                                           Other
                                                           Annual      Restricted     Options       LTIP
  Name & Principal                Salary       Bonus       Compen-        Stock         SARs       Payouts      All Other
      Position          Year        ($)         ($)      sation ($)    Awards ($)      (#)(1)        ($)      Compen-sation
--------------------- --------- ------------ ----------- ------------ -------------- ----------- ------------ --------------
Kenneth W.              2002    68,750.00        0            0       57,691.82(1)       0            0             0
Schilling,              2001    200,000.00     26,138         0             0         300,000         0             0
President, CEO,         2000    200,000.00     40,000         0             0            0            0             0
Acting Principal
Accounting Officer,
and Director
--------------------- --------- ------------ ----------- ------------ -------------- ----------- ------------ --------------
Mark H. Perkins,        2002    69,791.69        0            0         57,021.48        0            0             0
Executive Vice          2001    150,000.00     26,138         0             0         300,000         0             0
President, Director     2000    88,000.00      40,000         0             0            0            0             0
--------------------- --------- ------------ ----------- ------------ -------------- ----------- ------------ --------------

(1) Represents 57,691,823 restricted shares issued at the market price of $0.001 on August 22, 2002.

(2) Represents 57,021,476 restricted shares issued at the market price of $0.001 on August 22, 2002.

     OPTIONS GRANTED DURING MOST RECENT FINANCIAL YEAR. The following table sets out information relating to options granted during the most recent financial year to the Named Executive Officers.

     None.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
 AND FISCAL YEAR-END OPTION VALUES

------------------------------------------------------------------------------------------------------------
                                                      Number of Unexercised   Value of Unexercised
                         Shares                       Options at Fiscal Year  In-the-Money Options at
                         Acquired on     Value        End Exercisable/        Fiscal Year End Exercisable/
Name                     Exercise (#)    Realized ($) Un-exercisable          Un-exercisable (1)
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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT.

         As of February 10, 2003, there were 180,004,380 shares of common stock, par value $0.001 outstanding. The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 10, 2003:

         - all directors
         - each person who is known by us to be the beneficial owner of more than five percent (5%) of the outstanding common stock
         - each executive officer named in the Summary Compensation Table
         - all directors and executive officers as a group

         The number of shares beneficially owned by each director or executive officer is determined under rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under the SEC rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power. In addition, beneficial ownership includes any shares that the individual has the right to acquire within 60 days. Unless otherwise indicated, each person listed below has sole investment and voting power (or shares such powers with his or her spouse). In certain instances, the number of shares listed includes (in addition to shares owned directly), shares held by the spouse or children of the person, or by a trust or estate of which the person is a trustee or an executor or in which the person may have a beneficial interest.


---------------------------------------------------------------------------------------------------------
                                           Number of Shares of Common Stock Beneficially Owned
----------------------------------------------------------------------------------------------------------
Name and Address of  Beneficial Owner(1)    Shares        Vested Options      Total           Percent
----------------------------------------------------------------------------------------------------------
Kenneth W. Schilling                       48,533,569     625,000            49,158,569          27%

Mark H. Perkins                            47,033,892     625,000            47,658,892          26%
All directors and officers as group
(2 persons)(2)                             95,567,461     1,250,000          96,817,461          54%
----------------------------------------------------------------------------------------------------------

(1)      2238 West Lone Cactus Drive, #200, Phoenix, AZ 85021.

(2)      Includes Kenneth Schilling, and Mark Perkins.

IBIZ TECHNOLOGY CORP. STOCK OPTION PLAN

         The iBIZ Technology Corp. Stock Option Plan provides for the grant of stock options to purchase common stock to eligible directors, officers, key employees, and service providers of iBIZ. The stock option plan covers an aggregate maximum of ten million (10,000,000) shares of common stock and provides for the granting of both incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986, as amended) and non-qualified stock options (options which do not meet the requirements of Section 422). Under the stock option plan, the exercise price may not be less than the fair market value of the common stock on the date of the grant of the option. As of October 31, 2001, 3,145,000 options had been granted to 37 *persons (net of cancelled and exercised) under the plan at exercise prices of between $0.53 and $5.00. As of February 10, 2003, the market price of the stock was $0.004. The options have been granted for periods ranging from one (1) to ten (10) years, subject to earlier cancellation upon termination of employment, resignation, disability and death. The options vest pursuant to the terms of each individual option, which to date have ranged from immediate to a five (5) year period.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         While a private company, IBIZ (now iBIZ) made loans totaling $992,037 to Kenneth Schilling. These loans are payable on demand and accrued interest at eight percent (8%) during 1997 and six percent (6%) during 1998 and 1999. As of January 31, 2001, the balance of the loans payable by Mr. Schilling to IBIZ totaled approximately Three Hundred Eighty-Four Thousand Nine Hundred Eighty-Eight Dollars and Ninety-Four Cents ($384,988.94). Mr. Schilling, as trustee of the Moorea Trust, pledged 2,000,000 shares of iBIZ common stock to secure this debt. As of October 31, 2001, this loan was considered uncollectible because there is no longer collateral guaranteeing the loan.

         In November 2001, the Board of Directors approved a resolution authorizing us to accept 9,285,600 shares of our common stock from Mr. Ken Shilling, and that we apply such shares to our authorized and un-issued capital stock so that it may be used for future offerings. To compensate Mr. Schilling for his contribution of the 9,285,600 shares, the Board of Directors agreed to issue 15,000,000 shares of our common stock to Mr. Schilling upon the increase of our authorized common stock from 100,000,000 to 450,000,000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

       On October 18, 2002, we filed a Form 8-K with the Securities and Exchange Commission regarding a Change in Accountants.

  Exhibit No.     DESCRIPTION
--------------------------------------------------------------------------------
     2.01(1)      Plan of Reorganization and Stock Exchange Agreement dated
                  January 1, 1999
     3.01(1)      Articles of Incorporation, as amended
     3.02(1)      Bylaws
     5.01         Opinion of Sichenzia, Ross, Friedman & Ference LLP
     10.01(1)     IBIZ Technology Corporation Distributed Software License
                  Agreement dated June 2, 1999, between iBIZ and Jeremy Radlow
     10.02(1)     3Com Designed for Palm Computing Platform Logo License
                  Agreement, between iBIZ and Palm Computing, Inc.
     10.03(1)     IBIZ Technology Corp. Stock Option Plan dated January 31, 1999
     10.04(1)     Form of Stock Option
     10.5(1)      Employment Agreement dated March 5, 1999, as amended, between
                  iBIZ, INVNSYS and Kenneth Schilling
     10.6(1)      Employment Agreement dated March 5, 1999, as amended, between
                  iBIZ, INVNSYS and Mark Perkins
     10.7(2)      Securities Purchase Agreement dated November 9, 1999, between
                  iBIZ and Globe United Holdings, Inc.
     10.8(2)      7% Convertible Debenture Due November 9, 2004, between iBIZ and Globe United Holdings, Inc.
     10.9(2)      Warrant dated November 9, 1999

  Exhibit No.     DESCRIPTION
--------------------------------------------------------------------------------

     10.10(2)     Registration Rights Agreement dated November 9, 1999, between
                  iBIZ and Globe United Holdings, Inc.
     10.11(3)     Securities Purchase Agreement dated December 29, 1999, between
                  iBIZ and Globe United Holdings, Inc.
     10.12(3)     7% Convertible Debenture Due December 29, 2004, between iBIZ and Globe United Holdings, Inc.
     10.13(3)     Warrant dated December 29, 1999
     10.14(3)     Registration Rights Agreement dated December 29, 1999, between
                  iBIZ and Globe United Holdings, Inc.
     10.15(6)     Securities Purchase Agreement dated March 27, 2000, between
                  iBIZ and Lites Trading, Co.
     10.16(6)     7% Convertible Debenture Due March 27, 2000, between iBIZ and
                  Lites Trading, Co.
     10.17(6)     Warrant dated March 27, 2000
     10.18(6)     Registration Rights Agreement dated March 27, 2000, between
                  iBIZ and Lites Trading, Co.
     10.19(6)     Letter Agreement dated March 27, 2000, from Globe United
                  Holdings to iBIZ
     10.20(10)    Form of Warrant dated August 30, 2000 (six warrants by and between iBIZ Technology Corp., and various warrant holders)
     10.21(10)    Form of Warrant dated May 17, 2000 (four warrants by and
                  between iBIZ Technology Corp., and various warrant holders)
     10.22(8)     Subscription Agreement for Debentures Convertible into Common
                  Stock of iBIZ Technology Corp.
     10.23(8)     Form of 8% Convertible debentures Due Oct. 30, 2002
     10.24(8)     Funds Escrow Agreement
     10.25(8)     Form of Warrant dated Oct. 30, 2000.
     10.26(6)     Modification and Waiver by and among iBIZ Technology and
                  Subscribers to 8% Convertible debentures Agreement, dated as of April 17, 2001
     10.27(6)     Subscription Agreement for Debentures Convertible into Common
                  Stock of iBIZ Technology Corp., dated as of April 26, 2001
     10.28(6)     Form of 8% Convertible debentures Due April 26, 2003
     10.29(6)     Form of Warrant dated April 26, 2001, 2000
     10.30(6)     Form of Subscription Agreement for Debentures Convertible into
                  Common Stock of iBIZ Technology Corp., dated as of October 9,
                  2001
     10.31(8)     Form of 8% Convertible debentures Due October 9, 2002

     10.32(8)     Form of Warrant dated October 9, 2001
                  Form of Subscription Agreement for Debentures Convertible into
                  Common Stock of iBIZ
     10.33(10)    Technology Corp., dated as of August 21, 2001 between iBiz
                  Technology and Laurus Master Fund, Ltd. and Keshet, L.P.
     10.34(10)    Form of 8% Convertible Debenture Due October August 21, 2002
                  between iBiz Technology and Laurus Master Fund, Ltd.
     10.35(10)    Form of Warrant dated August 21, 2001 issued to Laurus Master
                  Fund, Ltd.
     10.36(10)    Form of 8% Convertible Debenture Due October August 21, 2002
                  between iBiz Technology and Keshet, L.P.
                  Form of Subscription Agreement for Debentures Convertible into
                  Common Stock of iBIZ
     10.37(12)    Technology Corp., dated as of July 30, 2001 between iBiz
                  Technology and Laurus Master Fund, Ltd., Esquire Trading &
                  Finance, Inc. and Celeste Trust Reg.
     10.38(12)    Form of 8% Convertible Debenture Due October July 30, 2002
                  between iBiz Technology and Laurus Master Fund, Ltd.
     10.39(12)    Form of Warrant dated July 30, 2001 issued to Laurus Master
                  Fund, Ltd.
     10.40(12)    Form of 8% Convertible Debenture Due October July 30, 2002
                  between iBiz Technology and Esquire Trading & Finance, Inc..
     10.41(12)    Form of Warrant dated July 30, 2001 issued to Esquire Trading
                  & Finance, Inc.
     10.42(12)    Form of 8% Convertible Debenture Due October July 30, 2002
                  between iBiz Technology and Celeste Trust Reg.
     10.43(12)    Form of Warrant dated July 30, 2001 issued to Celeste Trust
                  Reg. Form of Subscription Agreement for Debentures Convertible
                  into Common Stock of iBIZ
     10.44(12)    Technology Corp., dated as of June 22, 2001 between iBiz
                  Technology and The Keshet Fund, L.P.

  Exhibit No.     DESCRIPTION
--------------------------------------------------------------------------------

     10.45(12)    Form of 8% Convertible Debenture Due October June 22, 2002
                  between iBiz Technology and The Keshet Fund, L.P.
     10.46(12)    Form of Warrant dated July 30, 2001 issued to The Keshet Fund,
                  L.P.
     10.47(13)    Alpha Capital Subscription Agreement
     10.48(13)    Alpha Debenture for $162,500
     10.49(13)    Alpha Debenture for $100,000
     10.50(13)    Alpha Warrant for 5,000,000 shares
     10.51(13)    Alpha Warrant for 3,000,000 shares
     10.52(14)    AJW Securities Purchase Agreement
     10.53(14)    AJW Registration Rights Agreement
     10.54(14)    AJW Security Agreement
     10.55(14)    AJW Guaranty Agreement
     10.56(14)    Debenture - AJQ Qualified Partners, LLC
     10.57(14)    Debenture - AJW Offshore, LTD.
     10.58(14)    Debenture - AJW Partners, LLC
     10.59(14)    Warrant - AJQ Qualified Partners, LLC
     10.60(14)    Warrant - AJW Offshore, LTD.
     10.61(14)    Warrant - AJW Partners, LLC
     10.62(14)    Modification Agreement
     21.01(1)     Subsidiaries of Company
     99.1         Certification

--------------------------------------------------------------------------------

(1) Incorporated by reference from iBIZ's Form 10-SB, File No. 000-27619, filed with the SEC on October 13, 1999
(2) Incorporated by reference from iBIZ's Form 10-SB/A, File No. 000-27619, filed with the SEC on November 30, 1999.
(3) Incorporated by reference from iBIZ's Form SB-2, File No. 333-94409, filed with the SEC on January 11, 2000.
(4) Incorporated by reference from iBIZ's Form 10-KSB, File No. 000-027619, filed with the SEC on January 7, 2000.
(5) Incorporated by reference from iBIZ's Form 10-QSB, File No. 000-027619, filed with the SEC on March 16, 2000.
(6) Incorporated by reference from iBIZ's Form SB-2, File No. 333-34936, filed with the SEC on April 17, 2000.
(7) Incorporated by reference from iBIZ's Form SB-2, File No. 333-42414, filed with the SEC on July 28, 2000.
(8) Incorporated by reference from iBIZ's Form SB-2, File No. 333-50564, filed with the SEC on November 22, 2000.
(9) Incorporated by reference from iBIZ's Form 8-K, File No. 000-027619, filed with the SEC on January 19, 2001.
(10) Incorporated by reference from iBIZ's Form 10-KSB, File No. 000-027619, filed with the SEC on January 29, 2001.
(11) Incorporated by reference from iBiz's Form SB-2, File No. 333-63808, filed with the SEC on June 25, 2001.
(12) Incorporated by reference from iBiz's Form SB-2, File No. 333-74496, filed with the SEC on December 4, 2001.
(13) Incorporated by reference from iBiz's Form SB-2, File No. 333-88274, filed with the SEC on May 15, 2002.
(14) Incorporated by reference from iBiz's Form SB-2, File No. 333-100450, filed with the SEC on October 9, 2002.

ITEM 14.  CONTROLS AND PROCEDURES

         As of October 31, 2002, an evaluation was performed by our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, Our Chief Executive Officer and Acting Chief Accounting Officer, concluded that our disclosure controls and procedures were effective as of October 31, 2002. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to October 31, 2002.

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

                                   By: /s/ Kenneth W. Schilling
                                   --------------------------------------------
                                   Kenneth W. Schilling, President, Chief
                                   Executive Officer, Acting Principal
                                   Accounting Officer, and Director

                                   By:/s/ Mark H. Perkins
                                   --------------------------------------------
                                   Mark H. Perkins, Vice President of
                                   Operations, Director

                                  CERTIFICATION

         I, Kenneth Schilling, CEO and Acting CFO, certify that:

1. I have reviewed this annual report on Form 10-KSB of IBIZ Technology Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 12, 2003

/s/ Kenneth Schilling
--------------------------
CEO and Acting CFO