Form 10QSB
period 2003-01-31
IBIZ TECHNOLOGY CORP
filed 2003-03-14
CIK 1079893

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED JANUARY 31, 2003

                           COMMISSION FILE NO. 027619

                              IBIZ TECHNOLOGY CORP.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Florida                                              86-0933890
----------------------------------                           -------------------
 (State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

          2238 West Lone Cactus, Phoenix, Arizona                85027
--------------------------------------------------------------------------------
         (Address of principal executive offices)              (Zip Code)

Issuer's telephone number, including area code:   (623) 492-9200
                                                  ----------------

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

           Class                                   Outstanding at March 10, 2003
           -----                                   -----------------------------
Common stock, $0.001 par value                              185,235,832

                TABLE OF CONTENTS
                -----------------

PART I.  -  FINANCIAL INFORMATION.............................................1

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).....................................1
         CONSOLIDATED BALANCE SHEET...........................................1
         CONSOLIDATED STATEMENTS OF OPERATIONS................................2
         CONSOLIDATED STATEMENTS OF CASH FLOWS................................3
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)...................4
         NOTES TO FINANCIAL STATEMENTS........................................7
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS..............................................19

PART II.  -  OTHER INFORMATION................................................22
ITEM 1.  LEGAL PROCEEDINGS....................................................22
ITEM 2.  CHANGES IN SECURITIES................................................22
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................23
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................23
ITEM 5.  OTHER INFORMATION....................................................23
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................23

                PART I
                ------
Item 1.  Financial Information

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                JANUARY 31, 2003
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                           $ 135,190
    Accounts receivable, net                               29,845
    Inventories                                           132,671
    Prepaid expenses                                       36,000
                                                        ----------
              TOTAL CURRENT ASSETS                                    $ 333,706

PROPERTY AND EQUIPMENT, NET OF
   ACCUMULATED DEPRECIATION                                             104,736

OTHER ASSETS
    Intellectual Properties Rights                       200,000
    Note receivable, officer                $ 373,159
    Less allowance for doubtful accounts      373,159          0
                                            ----------
    Deposits                                               2,500
                                                        ---------

           TOTAL OTHER ASSETS                                           202,500
                                                                      ----------

            TOTAL ASSETS                                              $ 640,942
                                                                      ==========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
    Accounts payable                                    $ 620,292
    Note payable, Gammage and Burnham                      30,000
    Accrued wages and bonuses                             556,513
    Accrued interest                                      507,714
    Other accrued expenses                                102,012
    Taxes payable                                         177,603
    Deferred income                                         2,183
    Convertible debentures, current portion             3,108,927
    Note payable, factor                                   15,000
    Note payable, other, current portion                    6,120
                                                       -----------
           TOTAL CURRENT LIABILITIES                                $ 5,126,364

LONG-TERM LIABILITIES
    Convertible debentures payable, long-term portion     850,000
    Note payable, other, long-term portion                  2,047
                                                       -----------
           TOTAL LONG -TERM LIABILITIES                                 852,047

STOCKHOLDERS' ( DEFICIT)
    Preferred stock
       Authorized - 50,000,000 shares, par
         value $.001 per share
       Issued and outstanding -0- shares
       3,500,000 shares reserved
    Common stock                                                0
       Authorized - 450,000,000 shares, par
         value $.001 per share
       Issued and outstanding - 74,228,725 shares          74,228

    Additional paid in capital                         16,302,457
    Accumulated deficit                               (21,714,154)
                                                     -------------
              TOTAL STOCKHOLDERS' (DEFICIT)                          (5,337,469)
                                                                   -------------
              TOTAL LIABILITIES AND
                 STOCKHOLDERS' (DEFICIT)                           $    640,942
                                                                   =============


                            IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED JANUARY 31, 2003 AND 2002
                                          (UNAUDITED)

                                                                      2003           2002
                                                                  ------------   ------------
SALES                                                             $    75,310    $   135,737

COST OF SALES                                                          91,735         83,516
                                                                  ------------   ------------
       GROSS PROFIT (LOSS)                                            (16,425)        52,221

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                                           441,229        449,278
                                                                  ------------   ------------
OPERATING (LOSS)                                                     (457,654)      (397,057)
                                                                  ------------   ------------
OTHER INCOME (EXPENSE)
       Cancellation of debt                                                 0         42,031
       Interest expense                                               (82,352)       (85,753)
       Interest expense - convertible debentures
        -beneficial conversion feature                               (837,998)      (116,214)
                                                                  ------------   ------------
        TOTAL OTHER INCOME (EXPENSE)                                 (920,350)      (159,936)
                                                                  ------------   ------------
(LOSS) FROM CONTINUING OPERATIONS                                  (1,378,004)      (556,993)

DISCONTINUED OPERATIONS
       (Loss) from operations of discontinued business segments             0       (240,847)
                                                                  ------------   ------------
NET (LOSS)                                                        $(1,378,004)   $  (797,840)
                                                                  ============   ============


                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
              FOR THE THREE MONTHS ENDED JANUARY 31, 2003 AND 2002
                                   (UNAUDITED)

                                                  2003                 2002
                                             ---------------     ---------------

NET (LOSS) PER COMMON SHARE

       Basic and Diluted:

        Continuing operations                $        (0.02)     $        (0.05)

        Discontinued operations                       (0.00)              (0.02)
                                             ---------------     ---------------
           NET (LOSS)                        $        (0.02)     $        (0.07)
                                             ===============     ===============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING

       Basic and diluted                         59,250,249          11,072,185
                                             ===============     ===============


                                               IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
                                             FOR THE THREE MONTHS ENDED JANUARY 31, 2003
                                                             (UNAUDITED)

                                     PREFERRED STOCK             COMMON STOCK          ADDITIONAL
                                  ---------------------  ----------------------------    PAID IN       ACCUMULATED
                                    SHARES     AMOUNT       SHARES         AMOUNT        CAPITAL          DEFICIT          TOTAL
                                  ---------  ----------  -------------  -------------  -------------   -------------   -------------
BALANCE, NOVEMBER 1, 2002                0   $       0     45,000,097   $     45,000   $ 15,349,368    $(20,336,150)   $ (4,941,782)
CONVERSION OF DEBENTURES FOR
   COMMON STOCK:
       PRINCIPAL                         0           0     17,943,270         17,943         40,738               0          58,681
       ACCRUED INTEREST                  0           0        505,930            506          1,364               0           1,870
           INTEREST EXPENSE              0           0        279,428            279            489               0             768

FEES AND COSTS FOR ISSUANCE OF
   COMMON STOCK                          0           0              0              0        (40,000)              0         (40,000)

ISSUANCE OF COMMON STOCK FOR:
       CONSULTING FEES                   0           0      8,500,000          8,500         90,500               0          99,000
       LEGAL FEES                        0           0      2,000,000          2,000         22,000               0          24,000

INTEREST EXPENSE - CONVERTIBLE
    DEBENTURES - BENEFICIAL
    CONVERSION FEATURE                   0           0              0              0        837,998               0         837,998
NET (LOSS) FOR THE THREE MONTHS
    ENDED JANUARY 31, 2003               0           0              0              0              0      (1,378,004)     (1,378,004)
                                  ---------  ----------  -------------  -------------  -------------   -------------   -------------
BALANCE, JANUARY 31, 2003                0   $       0     74,228,725   $     74,228   $ 16,302,457    $(21,714,154)   $  5,337,469)
                                  =========  ==========  =============  =============  =============   =============   =============


                       IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JANUARY 31, 2003 AND 2002
                                     (UNAUDITED)

                                                            2003           2002
                                                        ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss) from continuing operations            $(1,378,004)   $  (556,993)
       Adjustments to reconcile net (loss) to
         net cash (used) in operating activities of
         continuing operations:
           Loss from discontinued operations                      0       (240,847)
           Write down of net assets held for sale                 0        137,534
           Depreciation                                       2,968          8,381
           Amortization                                       2,500              0
         Interest expense - convertible debentures
             -beneficial conversion feature                 837,998        116,214
           Common stock issued for expenses                 123,768         89,816
           Provision for uncollectible accounts               3,100        (10,154)
       Changes in operating assets and liabilities:
           Accounts receivable                              (21,078)        54,404
           Inventories                                      (37,070)         2,833
           Prepaid expenses                                 (18,000)        (1,338)
           Accounts and notes payable                        55,577         90,641
           Accrued liabilities and taxes                    206,635        250,438
           Deferred income                                   (3,733)        (1,580)
                                                        ------------   ------------
              NET CASH (USED) IN OPERATING ACTIVITIES      (225,339)       (60,651)
                                                        ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from sale of assets held for sale                 0         48,635
                                                        ------------   ------------
              NET CASH PROVIDED BY
                  INVESTING ACTIVITIES                            0         48,635
                                                        ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from issuance of
          convertible debentures payable                    360,000        201,236
       Repayments on note payable, factor                         0        (58,313)
       Repayment of note payable, other                        (419)             0
                                                        ------------   ------------
             NET CASH PROVIDED BY
                 FINANCING ACTIVITIES                       359,581        142,923
                                                        ------------   ------------

                                       5


                       IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                FOR THE THREE MONTHS ENDED JANUARY 31, 2003 AND 2002
                                    (UNAUDITED)


                                                                 2003      2002
                                                              ---------  ---------
NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                           $134,242   $130,907

CASH AND CASH EQUIVALENTS, AT
   BEGINNING OF PERIOD                                             948      6,981
                                                              ---------  ---------
CASH AND CASH EQUIVALENTS, AT
   END OF PERIOD                                              $135,190   $137,888
                                                              =========  =========

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION

       Cash paid during year for:

          Interest                                            $  2,334   $ 22,486
                                                              =========  =========
          Taxes                                               $      0   $      0
                                                              =========  =========
NON-CASH INVESTING AND FINANCING
   ACTIVITIES

       Issuance of common stock for convertible debentures    $ 58,681   $183,681
                                                              =========  =========
       Issuance of common stock for fees, services and
         expenses                                             $123,768   $ 94,666
                                                              =========  =========
       Issuance of common stock for accounts payable
          and accrued liabilities                             $  1,870   $401,935
                                                              =========  =========
       Interest expense - convertible debentures-beneficial
          conversion feature                                  $837,998   $116,214
                                                              =========  =========


                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2003
                                   (UNAUDITED)

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

         Qhost, Inc. is an inactive entity.

         PRESENTATION
         ------------

         The interim consolidated financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the three-month period ended January 31, 2003 are not necessarily indicative of the results that may be expected for the year ended October 31, 2003. Accordingly, your attention is directed to footnote disclosures found in the October 31, 2002 Annual Report and particularly to Note 1 which includes a summary of significant accounting policies.

         PRINCIPLES OF CONSOLIDATION
         ---------------------------

         The consolidated financial statements include the accounts of IBIZ Technology Corp. and its wholly owned subsidiaries - IBIZ, Inc., Invnsys Technology Corporation and Qhost, Inc.

         All material inter-company accounts and transactions have been eliminated.

         INVENTORIES
         -----------

         Inventories are stated at the lower of cost (determined principally by average cost) or market. The inventories are comprised of finished products at January 31, 2003.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2003
                                   (UNAUDITED)

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         The Companies depreciates their property and equipment for financial reporting purposes using the straight-line method based upon the following useful lives of the assets:

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

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2003
                                   (UNAUDITED)

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         ADVERTISING
         -----------

         All direct advertising costs are expenses as incurred. The Company charged to operations $4,481 and $12,621 in advertising costs for the three months ended January 31, 2003 and 2002, respectively.

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

         CONCENTRATION OF RISK
         ---------------------

         INDUSTRY

         The Company's products are intended for the computer and technology-related industry. This industry experiences a high degree of obsolescence and changes in buying patterns. The Company must expend funds for research and development and identification of new products in order to stay competitive.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2003
                                   (UNAUDITED)

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         FINANCIAL INSTRUMENTS
         ---------------------

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

         At January 31, 2003, three customers accounted for 51% of net receivables.

         PURCHASES
         ---------

         The Company relies primarily on two suppliers for its products. The loss of either supplier could have a material impact on the Company's operations. Purchases for three months ended January 31, 2003 totaled 97% and 3% from each supplier.

         REVENUES
         --------

         For the three months ended January 31, 2003, the Company had one customer which exceeded 10% of total revenues.

         PERVASIVENESS OF ESTIMATES
         --------------------------

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         RECENT ACCOUNTING PRONOUNCEMENTS
         --------------------------------

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

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2003
                                   (UNAUDITED)

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)
         --------------------------------------------

         These FASB statements did not have a material impact on the Company's financial position and results of operations.

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

         Management's plans to eliminate the going concern situation include, but are not limited to:

              A. Paid some, but not all, delinquent payables and unpaid wages through the issuance of common stock.
              B. Increase sales through new line of products acquired on July
                 11, 2002.
              C. Requested abatement of delinquent payroll tax penalties.

         Should the Company be unsuccessful in its plans, the operations of the company could be discontinued.

NOTE 2  PROPERTY AND EQUIPMENT

         Property and equipment and accumulated depreciation at January 31, 2003 consists of:

           Tooling                                               $     68,100
           Machinery and equipment                                     37,641
           Office furniture and equipment                              81,027
           Vehicle                                                     39,141
           Molds                                                       50,000
                                                                 ------------
                                                                      275,909
           Less accumulated depreciation                              171,173
                                                                 ------------
           Total property and equipment                          $    104,736
                                                                 ============

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2003
                                   (UNAUDITED)

NOTE 3  INTELLECTUAL PROPERTY RIGHTS AND RELATED ROYALTY AGREEMENT

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

         Estimated Amortization Expense:
         -------------------------------

             For the year ended October 31, 2003                    $    39,000
             For the year ended October 31, 2004                         66,667
             For the year ended October 31, 2004                         66,667
             For the year ended October 31, 2005                         27,666
                                                                    ------------
                     Total Estimated Amortization Expense           $   200,000
                                                                    ============

NOTE 4  NOTES RECEIVABLE, OFFICERS

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
                    Total amount of note receivable                 $   373,159

                           Less allowance for doubtful collection      (373,159)
                                                                    ------------
                                Note Receivable, Net                $         0
                                                                    ============

NOTE 5  NOTE PAYABLE, GAMMAGE AND BURNHAM

         In July 2001, the Company issued a note to Gammage and Burnham, PLC for the payment of $80,000 of legal fees previously recorded in accounts payable. The note is secured by accounts receivable but the security is waived in favor of the note payable to Platinum Funding Corporation providing Gammage and Burnham PLC receives $2,500 each time that Invnsys draws against its factoring line. As of January 31, 2003, the Company is in default of their loan agreement.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2003
                                   (UNAUDITED)

NOTE 6  TAXES PAYABLE

         Taxes payable consists of the following:

             Payroll taxes payable, current and deferred             $  158,575
             California income tax payable                               19,028
                                                                     -----------
                                                                     $  177,603
                                                                     ===========

NOTE 7  TAX CARRYFORWARDS

         The Company has the following tax carryforwards at January 31, 2003:

                                                              EXPIRATION
                     YEAR                      AMOUNT            DATE
          --------------------             -------------    -----------------
          Net operating loss
             October 31, 1995              $      2,500     October 31, 2010
             October 31, 1997                   253,686     October 31, 2012
             October 31, 1998                    71,681     October 31, 2013
             October 31, 1999                   842,906     October 31, 20l9
             October 31, 2000                 3,574,086     October 31, 2020
             October 31, 2001                 5,051,232     October 31, 2021
             October 31, 2002                 1,838,129     October 31, 2022
             January 31, 2003                   540,006     January 31, 2023
                                           -------------

                                           $ 12,174,226
                                           =============

NOTE 8  CONVERTIBLE DEBENTURES

         See detail of terms and conditions in Form 10-KSB for the year ended October 31, 2002.

         CONVERTIBLE DEBENTURES
         ----------------------

                                                                                  CURRENT
                                                                     TOTAL         PORTION
                                                                 ------------   ------------
         UNSECURED DEBENTURES

         Lites Trading Company - $1,600,000 debenture            $   750,000    $         0
         $5,000,000 convertible debenture                          1,681,737      1,681,737
         Laurus Master Fund, Ltd.                                    328,190        328,190
         Alpha Capital                                               240,000        140,000
                                                                 ------------   ------------
                Total Unsecured Debentures                       $ 2,999,927    $ 2,149,927
                                                                 ============   ============

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2003
                                   (UNAUDITED)

NOTE 8  CONVERTIBLE DEBENTURES (CONTINUED)

                                                                                       CURRENT
                                                                        TOTAL          PORTION
                                                                    -----------      -----------
         SECURED DEBENTURES
         ------------------

         AJW Entities                                               $   959,000      $   959,000
                                                                    -----------      -----------
            Total Secured Debentures                                $   959,000      $   959,000
                                                                    ===========      ===========
         Total Debentures                                           $ 3,958,927      $ 3,108,927
                                                                    ===========      ===========
         Maturities of convertible debentures are as follows:

                 2003                                               $ 3,108,927
                 2004                                                   100,000
                 2005                                                   750,000
                                                                    -----------
                 Total                                              $ 3,958,927
                                                                    ===========

NOTE 9  NOTE PAYABLE, FACTOR

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

NOTE 10 CANCELLATION OF DEBT
                                                            2003         2002
                                                         ----------   ----------
         Settlement of prior year liabilities            $       0    $  42,031
                                                         ----------   ----------

                                                         $       0    $  42,031
                                                         ==========   ==========

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2003
                                   (UNAUDITED)

NOTE 11 COMMITMENTS AND CONTINGENCIES

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
              4. Base rental schedule -

                             MONTHS                    RENT
                           ----------               ----------
                             1 - 12                 $   2,172
                            13 - 24                     3,692
                            25 - 36                     4,343

         Future minimum lease payments excluding taxes and expenses are as follows:

                        January 31, 2004            $  44,304
                        January 31, 2005               52,116
                                                    ----------
                                                    $  96,420
                                                    ==========

         Rent expense for the three months ended January 31, 2003 and 2002 was $10,442 and $27,829, respectively.

         PAYROLL TAXES
         -------------

         The Company is negotiating a settlement regarding delinquent payroll taxes of approximately $65,000. Interest is being accrued on the outstanding balance. No amounts have been accrued for any penalties.

         WORKERS' COMPENSATION INSURANCE
         -------------------------------

         Through February 2003, the Company did not carry general liability or workers' compensation coverage, nor was it self-insured. The Company accrues liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. As of February 28, 2003, there were no known liability claims. No amounts have been accrued for any penalties which may be assessed by the State of Arizona for non-compliance with the laws and regulations applicable to workers' compensation insurance.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2003
                                   (UNAUDITED)

NOTE 11 COMMITMENTS AND CONTINGENCIES (CONTINUED)

         LEGAL
         -----

         The Company is the defendant in one lawsuit for unpaid wages. Management has recorded a liability in the amount of $20,000.

         REAL ESTATE
         -----------

         The Company has pledged all of its assets, except inventory, to guarantee a mortgage of $905,000 on the premises it previously occupied at 1919 W. Lone Cactus Drive, Phoenix, Arizona. Ken Schilling, the President of the Company has an ownership interest in the property at 1919 W. Lone Cactus Drive.

         OFFICERS' COMPENSATION
         ----------------------

         As of January 31, 2003, the Company has employment agreements with two of its corporate officers. The contracts are for three years beginning July 2001 and provide for the following:

         1. Salaries from $150,000 to $250,000 for each officer.
         2. Bonuses of 1% of total sales for each officer.
         3. Options for 120,000 shares of common stock which will vest and be exercisable for a period of ten years.
         4. Option price of $0.20 a share.
         5. Termination -
               Termination by the Company without cause - the employee shall receive six months salary.
               Change of control - in the event of change of control, the
                  Company shall pay the employee a lump sum payment of three years annual salary.

         UNPAID OFFICERS' SALARIES
         -------------------------

         On December 20, 2001, the Board of Directors authorized the issuance of convertible debentures to the officers of the Company as consideration for their unpaid wages. As of the date of this filing, the debentures have not been issued.

NOTE 12 COMMON STOCK

         STOCK ISSUANCES
         ---------------

         1. On November 26, 2002, the Company filed an S-B Registration Statement with the SEC and subsequently issued 9,000,000 shares of common stock to individuals for services rendered.
         2. On December 6, 2002, the Company issued 1,500,000 shares of restricted common stock in consideration of services rendered.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2003
                                   (UNAUDITED)

NOTE 12  COMMON STOCK (CONTINUED)

         STOCK PURCHASE WARRANTS
         -----------------------

         As of January 31, 2003, the Company has issued the following common stock purchase warrants:

                                         NUMBER                        EXERCISE
                    DATE               OF SHARES        TERM             PRICE
             -----------------         ---------      -------      ------------------
             December 28, 1999           20,000       5 years      $            9.40
             January 10, 2000            28,125       5 years      $            9.90
             March 27, 2000              61,500       5 years      $   14.50 - 20.50
             May 17, 2000                12,500       3 years      $   10.20 - 50.00
             August 30, 2000              3,413       5 years      $            9.37
             August 30, 2000             25,000       3 years      $            5.00
             August 30, 2000             25,000       3 years      $            7.50
             August 30, 2000              3,636       3 years      $           10.00
             September 3, 2000           10,900       3 years      $           10.00
             September 27, 2000          27,875       3 years      $            9.00
             October 31, 2000            50,000       2 years      $            4.76
             December 20, 2000           40,000       5 years      $            2.28
             December 20, 2000           15,000       5 years      $            2.28
             April 26, 2001             150,000       5 years      $            1.23
             June 22, 2001              150,000       5 years      $            0.42
             June 27, 2001              150,000       5 years      $            0.21
             August 21, 2001             52,500       5 years      $            0.39
             October 9, 2001             35,000       5 years      $            0.26
             January 15, 2002            16,667       5 years      $ 105% of Closing
             January 15, 2002            50,000       5 years      $ 105% of Closing
             January 30, 2002           500,000       5 years      $            0.06
             April 23, 2002             300,000       5 years      $            0.06
             August 15, 2002            105,000       5 years      $            0.05
             October 9, 2002             75,000       5 years      $            0.05
             November 5, 2002            30,000       5 years      $            0.05
             January 31, 2003         1,500,000       5 years      $            0.01
                                   ------------
                                      3,437,116
                                   ============

         3,437,116 shares are exercisable at January 31, 2003.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2003
                                   (UNAUDITED)

NOTE 13 PREFERRED STOCK

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

NOTE 14 RELATED PARTY TRANSACTION

         On February 1, 2002, the Company transferred $249,918 of net assets held for sale in full payment of delinquent rent and property taxes in the amount of $78,376 on property previously rented by the Company. Ken Schilling, the President of the Company has an ownership interest in this property.

NOTE 15 SUBSEQUENT EVENTS

         On February 24, 2003, the Articles of Incorporation were amended to increase the number of authorized shares of common stock from 450,000,000 shares to 5,000,000,000 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------

                          CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors, we have identified seven accounting principles that we believe are key to an understanding of our financial statements. These important accounting policies require management's most difficult, subjective judgments.

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

         Service Income - When services are performed.

(6)      GOING CONCERN

         As shown in the accompanying financial statements, the Company has incurred significant losses, has negative working capital and needs additional capital to finance its operations. These factors create uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company also intends to finance its operations through sales of its securities as well as entering into loans and other types of financing arrangements such as convertible debenture.

(7)      CONSULTING AGREEMENTS

         The Company issued common stock for payment of consulting services. The cost of the consulting services was determined by multiplying the common shares issued by the market price of the shares at the inception date of the agreement.

                              RESULTS OF OPERATIONS

The three months ended January 31, 2003 compared to the three months ended January 31, 2002.

REVENUES. Sales from continuing operations decreased by approximately 45% to $75,310 in the three months ended January 31, 2003 from $135,737 in the three months ended January 31, 2002. The decrease was mainly a result of the focus by management on raising financing for IBIZ, Inc., a transition to a new line of industry unique products and the overall slow down in the national economic conditions.

COST OF SALES. The cost of sales of $91,735 in the three months ended January 31, 2003 increased from $83,516 for the three months ended January 31, 2002. This increase of 10% is a result of higher product costs and increases in employee salaries.

GROSS PROFIT. Gross profit as a percentage of sales was a negative 22% in the three months ended January 31, 2003 as compared to a positive 38% for the three months ended January 31, 2002. The decrease in gross profit resulted from reductions in sales, higher product costs and increases in employee salaries.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased approximately 2% to $441,229 in the three months ended January 31, 2003 from $449,278 in the three months ended January 31, 2002. The minimal decrease in expenses resulted from reductions in overall expenses.

INTEREST EXPENSE. Interest expense decreased 4% to $82,352 in the three months ended January 31, 2003 from $85,753 in the three months ended January 31, 2002. The minimal decrease in interest is a result of lower interest rate convertible debentures being converted and new higher interest rate convertible debentures being issued.

INTEREST EXPENSE - CONVERTIBLE DEBENTURES-BENEFICIAL CONVERSION FEATURE. The Company has issued convertible debt securities with a non-detachable convertible feature that were "in-the-money" at the date of issuance. .
The Company has recorded the fair value of the beneficial conversion feature as interest expense and an increase in paid-in-capital. Interest expense on the convertible debentures was $837,998 and $116,214 for three months ended January 31, 2003 and 2002, respectively.

NET LOSS FROM CONTINUING OPERATIONS. Net loss from continuing operations increased 147% to $1,378,004 for the three months ended January 31, 2003 from a net loss of $556,993 for the three months ended January 31, 2002. The increase in net loss was primarily the result of the reduction in sales, higher product costs, increases in employee salaries and the increase in beneficial conversion interest.

DISCONTINUED OPERATIONS. Loss from discontinued operations was $240,847 for three months ended January 31, 2002 as a result of management's election to discontinue non-profitable segments of the Company's operations and to focus on profitable business units as of October 31, 2001. The Company completed the discontinuance at October 31, 2002 and incurred no further expenses from that date.

LIQUIDITY.

Net cash (used) by operating activities for the three months ended January 31, 2003 was $225,339 compared to $60,651 (used) by operating activities for the three months ended January 31, 2002. The $164,688 change was primarily due to:

         a. Increase in accounts receivable resulting from the Company's major customer paying on approximately 60 day terms instead of the agreed upon terms of 45 days.
         b. Increase in inventories resulting from the purchase of new product line for shipment in the second quarter of this fiscal year
         c. Increase in prepaid expenses resulting from the purchase of packaging to accompany the new product line
         d. Decrease in accounts and notes payable and accrued liabilities and taxes
         e.   Increase in net loss after adjustments for non-cash activities.

The Company plans to remedy the deficiency of operating cash flows by increasing income from its new product line.

Our investing activities for the three months ended January 31, 2003 provided no cash, as compared to $48,635 which was provided in the three months ended January 31, 2002. The primary change was that the Company received cash from the sale of assets for during the three months ended January 31, 2002 and had no investing activities in the three months ended January 31, 2003.

Our financing activities for the three months ended January 31, 2003 provided cash of $359,581 compared to $142,923, for the three months ended January 31, 2002. The primary change was that the Company obtained $360,000 of new debenture financing for the three months ended January 31, 2003 compared to $201,236 for the three months ended January 31, 2002. The Company also repaid $58,313 on its note payable, factor during the three months ended January 31, 2002 and $0 during the three months ended January 31, 2003.

Capital Resources

Working capital is summarized and compared as follows:

                                            January 31, 2003    January 31, 2002
                                            ----------------    ----------------

     Current assets                         $       333,706     $       656,677
     Current liabilities                          5,126,364           3,807,888
                                            ----------------    ----------------
     Working capital (deficit)              $    (4,792,658)    $    (3,151,211)
                                            ================    ================

The increase in the deficit in working capital was primarily due to the net loss sustained from operations, liquidation of net assets held for sale and the increase in the convertible debentures, current portion.

At January 31, 2003, stockholders' deficit was $5,337,469 as compared to a stockholders' deficit of $4,941,782 at October 31, 2002. The $395,687 change in stockholders' deficit was accounted for as follows:

     Increase in Stockholders' Equity
         Issuance of common stock                                $       29,228
         Conversion of convertible debentures,
           net of costs                                                 115,091
         Interest expense - convertible
           debentures - beneficial conversion
           feature                                                      837,998

     Decreases in stockholders' equity
        net loss                                                     (1,378,004)
                                                                 ---------------
                      Net Change                                 $     (395,687)
                                                                 ===============

The Company currently has no material commitments for capital expenditures.

The Company has $3,108,927 and $850,000 of debt payments related to convertible debentures due within the next year and next two to five years, respectively.

ITEM 3. CONTROLS AND PROCEDURES

As of January 31, 2003, an evaluation was performed by our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, Our Chief Executive Officer and Acting Chief Accounting Officer, concluded that our disclosure controls and procedures were effective as of January 31, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to January 31, 2003.

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

        PRIVATE PLACEMENTS OF COMMON STOCK AND WARRANTS FOR CASH

         None.

         SALES OF DEBT AND WARRANTS FOR CASH

         To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with three accredited investors on January 31, 2003 for the sale of (i) $500,000 in convertible debentures and (ii) warrants to buy 2,500,000 shares of our common stock. This registration statement covers the resale of the common stock underlying these securities. The investors are obligated to provide us with the funds as follows:

         -    $300,000 was disbursed on January 31, 2003

         - $100,000 will be disbursed within ten days of filing this prospectus with the Securities and Exchange Commission

         - $100,000 will be disbursed within ten days of the effectiveness of this prospectus.

         The debentures bear interest at 12%, mature one year from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of (i) $0.01 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. The full principal amount of the convertible debentures are due upon default under the terms of the convertible debentures. The warrants are exercisable until seven years from the date of issuance at an exercise price of $0.01 per share.

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

Dated this 14th day of March 2003

                                 IBIZ TECHNOLOGY CORP.

                                 By: /s/ KENNETH W. SCHILLING
                                     -------------------------------------------
                                     Kenneth W. Schilling, President, and acting
                                     principal accounting officer

                                 By: /s/ MARK H. PERKINS
                                     -------------------------------------------
                                     Mark H. Perkins, Executive Vice President

                                  CERTIFICATION

I, Kenneth Schilling, CEO and Acting CFO, certify that:

1. I have reviewed this annual report on Form 10-QSB of IBIZ Technology Corp.;

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

March 14, 2003

/S/ KENNETH SCHILLING
--------------------------
CEO AND ACTING ACTING CFO