Form 10QSB
period 2003-04-30
IBIZ TECHNOLOGY CORP
filed 2003-06-16
CIK 1079893

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED APRIL 30, 2003

                           COMMISSION FILE NO. 027619



                              IBIZ TECHNOLOGY CORP.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Florida                                    86-0933890
----------------------------------                ----------------------
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification No.)


   2238 West Lone Cactus, Phoenix, Arizona                    85027
-------------------------------------------------------    -------------
  (Address of principal executive offices)                  (Zip Code)


Issuer's telephone number, including area code:             (623) 492-9200
                                                            ---------------

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X     No
   ---       ----

           Class                             Outstanding at June 16, 2003
           -----                             ----------------------------
Common stock, $0.001 par value                         234,376,619

                                TABLE OF CONTENTS

PART I.  -  FINANCIAL INFORMATION..........................................................................  F-1
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
          BALANCE SHEETS ..................................................................................  F-1
          STATEMENTS OF OPERATIONS.........................................................................  F-2 - F-3
          STATEMENT OF CASH FLOWS........................................................................... F-4
          NOTES TO FINANCIAL STATEMENTS.....................................................................  5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............. 12
ITEM 3.  CONTROLS AND PROCEDURES............................................................................ 25

PART II.  -  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS.................................................................................  19
ITEM 2.  CHANGES IN SECURITIES.............................................................................  19
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................................................  20
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................  20
ITEM 5.  OTHER INFORMATION.................................................................................  20
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................................................  20

PART I.         FINANCIAL INFORMATION

     ITEM 1.           FINANCIAL STATEMENTS

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 APRIL 30, 2003
                                   (UNAUDITED)


       ASSETS
CURRENT ASSETS
    Accounts receivable, net                                   $     37,037
    Inventories                                                     124,880
    Prepaid expenses                                                 21,450
                                                               ------------
              TOTAL CURRENT ASSETS                                                   $    183,367
PROPERTY AND EQUIPMENT, NET OF
   ACCUMULATED DEPRECIATION                                                                99,267

OTHER ASSETS
    Intellectual Properties Rights, net                            187,000
    Note receivable, officer                     $    373,159
    Less allowance for doubtful accounts              373,159             0
                                                 ------------
    Deposits                                                          2,500
                                                               ------------
           TOTAL OTHER ASSETS                                                             189,500
                                                                                     ------------
            TOTAL ASSETS                                                             $    472,134
                                                                                     ============
       LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
       Bank overdraft                                          $     14,688
       Accounts payable and accrued expenses                        709,354
       Note payable, Gammage and Burnham                             30,000
       Accrued wages and bonuses                                    576,547
       Accrued interest                                             587,105
       Taxes payable                                                168,347
       Deferred income                                                1,802
       Convertible debentures, current portion                    3,271,509
       Note payable, factor                                          15,000
       Note payable, other, current portion                           6,840
                                                               ------------
              TOTAL CURRENT LIABILITIES                                              $  5,381,192

LONG -TERM LIABILITIES
       Convertible debentures payable, long-term portion            750,000
                                                               ------------
              TOTAL LONG -TERM LIABILITIES                                                750,000

STOCKHOLDERS' ( DEFICIT)
       Preferred stock
          Authorized - 50,000,000 shares, par
            value $.001 per share
          Issued and outstanding -0- shares
          3,500,000 shares reserved                                       0
       Common stock
          Authorized - 5,000,000,000 shares, par
            value $.001 per share
          Issued and outstanding - 234,376,619 shares               234,376
       Additional paid in capital                                16,508,679
       Accumulated deficit                                      (22,402,113)
                                                              ------------

              TOTAL STOCKHOLDERS' (DEFICIT)                                            (5,659,058)
                                                                                     ------------

              TOTAL LIABILITIES AND
                 STOCKHOLDERS' (DEFICIT)                                             $    472,134
                                                                                     ============

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2003 AND 2002
                                   (UNAUDITED)


                                              Three Months Ended            Six Months Ended
                                                   April 30,                      April 30,
                                          ----------------------------  --------------------------
                                             2003               2002       2003           2002
                                          -----------      -----------  ----------    ------------
SALES                                     $    60,637    $   115,324    $   135,947    $   251,061
                                          -----------    -----------    -----------    -----------
COST OF SALES                                  56,882         68,218        148,617        151,734
       GROSS PROFIT (LOSS)                      3,755         47,106        (12,670)        99,237
SELLING, GENERAL
  AND ADMINISTRATIVE
  EXPENSES                                    462,224        426,102        903,453        875,407
                                          -----------    -----------    -----------    -----------
      OPERATING (LOSS)                       (458,469)      (378,996)      (916,123)      (776,080)
                                          -----------    -----------    -----------    -----------
OTHER INCOME (EXPENSE)
       Interest income                              3             22              3             37
       Cancellation of debt                       809              0            809         42,031
       Interest expense                       (83,161)       (37,532)      (165,513)      (123,285)
       Interest expense - convertible
         debentures-beneficial
         conversion feature                  (147,141)       (66,666)      (985,139)      (182,880)
                                          -----------    -----------    -----------    -----------
      TOTAL OTHER
         INCOME (EXPENSE)                    (229,490)      (104,176)    (1,149,840)      (264,097)
                                          -----------    -----------    -----------    -----------
(LOSS) FROM CONTINUING
    OPERATIONS                               (687,959)      (483,172)    (2,065,963)    (1,040,177)
DISCONTINUED OPERATIONS
       (Loss) from operations of
         discontinued business segments             0         (5,313)             0       (246,160)
       Write-down of net assets
          held for sale                             0       (171,542)             0       (171,542)
                                          -----------    -----------    -----------    -----------
(LOSS) FROM DISCONTINUED
    OPERATIONS                                      0       (176,855)             0       (417,702)
                                          -----------    -----------    -----------    -----------
NET (LOSS)                                $  (687,959)   $  (660,027)   $(2,065,963)   $(1,457,879)
                                          ===========    ===========    ===========    ===========

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
           FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2003 AND 2002
                                   (UNAUDITED)


                                              Three Months Ended                         Six Months Ended
                                                   April 30,                                 April 30,
                                      ------------------------------------    --------------------------------------
                                           2003                  2002               2003                  2002
                                      ---------------      ---------------    -----------------    -----------------
NET (LOSS) PER
   COMMON SHARE
       Basic and Diluted:

        Continuing operations         $        ( 0.01)    $        ( 0.02)    $          ( 0.17)   $         ( 0.04)
        Discontinued operations                   N/A              ( 0.01)                  N/A              ( 0.02)
                                      ---------------     ---------------     -----------------    ----------------
           NET (LOSS)                 $        ( 0.01)    $        ( 0.03)    $          ( 0.17)   $         ( 0.06)
                                      ===============     ===============     =================    ================
WEIGHTED AVERAGE
   NUMBER OF COMMON
   SHARES OUTSTANDING

       Basic and diluted                  124,826,349           23,968,861          124,826,349          23,968,861
                                      ===============     ================    =================    =================

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
                     FOR THE SIX MONTHS ENDED APRIL 30, 2003
                                   (UNAUDITED)

                                           Preferred Stock               Common Stock
                                     -------------------------     ---------------------------
                                       Shares         Amount         Shares           Amount
                                     ----------    -----------     -----------     -----------
BALANCE, NOVEMBER 1, 2002                      0   $          0     45,000,097   $     45,000

CONVERSION OF DEBENTURES FOR
   COMMON STOCK:
       PRINCIPAL                               0              0     68,573,552         68,573
       INTEREST                                0              0      4,527,259          4,528

FEES AND COSTS FOR ISSUANCE OF
   COMMON STOCK                                0              0              0              0

ISSUANCE OF COMMON STOCK FOR:
       CONSULTING FEES                         0              0      8,500,000          8,500
       LEGAL FEES                              0              0      2,000,000          2,000
       EMPLOYEE RETENTION BONUSES              0              0    105,775,711        105,775

INTEREST EXPENSE - CONVERTIBLE
    DEBENTURES - BENEFICIAL
    CONVERSION FEATURE                         0              0              0              0

NET (LOSS) FOR THE SIX MONTHS
    ENDED APRIL 30, 2003                       0              0              0              0
                                                                  ------------   ------------
BALANCE, APRIL 30, 2003                        0   $          0    234,376,619   $    234,376
                                                                  ============   ============


                                      Additional
                                       Paid-in        Accumulated
                                       Capital          Deficit          Total
                                     ------------    -------------   -------------
BALANCE, NOVEMBER 1, 2002            $ 15,349,368    $(20,336,150)   $ (4,941,782)

CONVERSION OF DEBENTURES FOR
   COMMON STOCK:
       PRINCIPAL                           27,526               0          96,099
       INTEREST                               814               0           5,342

FEES AND COSTS FOR ISSUANCE OF
   COMMON STOCK                           (46,000)              0         (46,000)

ISSUANCE OF COMMON STOCK FOR:
       CONSULTING FEES                     90,500               0          99,000
       LEGAL FEES                          22,000               0          24,000
       EMPLOYEE RETENTION BONUSES          79,332               0         185,107

INTEREST EXPENSE - CONVERTIBLE
    DEBENTURES - BENEFICIAL
    CONVERSION FEATURE                    985,139               0         985,139

NET (LOSS) FOR THE SIX MONTHS
    ENDED APRIL 30, 2003                        0      (2,065,963)     (2,065,963)
                                     ------------    ------------    ------------
BALANCE, APRIL 30, 2003              $ 16,508,679    $(22,402,113)   $ (5,659,058)
                                     ============    ============    ============

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED APRIL 30, 2003 AND 2002
                                   (UNAUDITED)


                                                            2003           2002
                                                        ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss) from continuing operations            $(2,065,963)   $(1,040,177)
                                                        -----------    -----------
       Adjustments to reconcile net (loss) to
         net cash (used) in operating activities of
         continuing operations:
           Loss from discontinued operations                      0       (417,702)
           Write down of net assets held for sale                 0        171,542
           Depreciation                                      10,937        110,222
           Amortization                                      13,000              0
         Interest expense - convertible debentures -
             beneficial conversion feature                  985,139        182,880
           Common stock issued for expenses                 308,788        128,500
           Provision for uncollectible accounts               4,217        (10,154)
       Changes in operating assets and liabilities:
           Accounts receivable                              (29,387)        70,323
           Inventories                                      (29,279)       (19,122)
           Prepaid expenses                                  (3,450)        (6,229)
           Accounts and notes payable                        93,577        309,322
           Accrued liabilities and taxes                    248,645        241,427
           Deferred income                                   (4,114)         5,992
                                                        -----------    -----------
              NET CASH (USED) IN OPERATING ACTIVITIES      (467,890)      (273,176)
                                                        -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from sale of assets held for sale                 0         48,635
                                                        -----------    -----------
              NET CASH PROVIDED BY
                  INVESTING ACTIVITIES                            0         48,635
                                                        -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Bank overdraft                                        14,688          4,483
       Net proceeds from issuance of
          convertible debentures payable                    454,000        293,723
       Repayments on note payable, factor                         0        (70,734)
       Repayment of note payable, other                      (1,746)        (1,242)
       Changes in notes and loan receivable, officer              0         (8,670)
                                                        -----------    -----------
             NET CASH PROVIDED BY
                 FINANCING ACTIVITIES                       466,942        217,560
                                                        -----------    -----------

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                FOR THE SIX MONTHS ENDED APRIL 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                 2003         2002
                                                              ---------    ---------
NET (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                           $    (948)   $  (6,981)

CASH AND CASH EQUIVALENTS, AT
   BEGINNING OF PERIOD                                              948        6,981
                                                              ---------    ---------
CASH AND CASH EQUIVALENTS, AT
   END OF PERIOD                                              $       0    $       0
                                                              =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION

       Cash paid during year for:
          Interest                                            $   4,602    $  26,972
                                                              =========    =========
          Taxes                                               $       0    $       0
                                                              =========    =========
NON-CASH INVESTING AND FINANCING
   ACTIVITIES

       Issuance of common stock for convertible debentures    $  96,099    $ 334,777
                                                              =========    =========
       Issuance of common stock for fees, services and
         expenses                                             $ 308,788    $ 218,083
                                                              =========    =========
       Issuance of common stock for accounts payable
          and accrued liabilities                             $   4,661    $ 339,618
                                                              =========    =========
       Interest expense - convertible debentures-beneficial
          conversion feature                                  $ 985,139    $ 182,880
                                                              =========    =========

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2003
                                   (UNAUDITED)



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

               Qhost, Inc. is an inactive entity.

               PRESENTATION

               The interim consolidated financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the six-month period ended April 30, 2003 are not necessarily indicative of the results that may be expected for the year ended October 31, 2003. Accordingly, your attention is directed to footnote disclosures found in the October 31, 2002 Annual Report and particularly to Note 1 which includes a summary of significant accounting policies.

               PRINCIPLES OF CONSOLIDATION

               The consolidated financial statements include the accounts of IBIZ Technology Corp. and its wholly owned subsidiaries - IBIZ, Inc., Invnsys Technology Corporation and Qhost, Inc.

               All material inter-company accounts and transactions have been eliminated.

               INVENTORIES

               Inventories   are  stated  at  the  lower  of  cost   (determined
               principally by average cost) or market. The inventories are comprised of finished products at April 30, 2003.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2003
                                   (UNAUDITED)


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

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2003
                                   (UNAUDITED)


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

               ADVERTISING

               All direct advertising costs are expenses as incurred. The Company charged to operations $18,577 and $17,552 in advertising costs for the six months ended April 30, 2003 and 2002, respectively.

               RESEARCH AND DEVELOPMENT

               The Company expenses research and development costs as incurred.

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

               During 2002, the Company enacted a 10 for 1 reverse stock split. Weighted average shares outstanding and per share amounts have been retroactively adjusted to reflect the stock split.

               CONCENTRATION OF RISK

               INDUSTRY

               The Company's products are intended for the computer and technology-related industry. This industry experiences a high degree of obsolescence and changes in buying patterns. The Company must expend funds for research and development and identification of new products in order to stay competitive.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2003
                                   (UNAUDITED)


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

               FINANCIAL INSTRUMENTS

               Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable.

               Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company's customer base and their dispersion across different geographic areas. The Company routinely assesses the financial strength of its customers. The Company normally does not require a deposit to support large customer orders.

               At April 30, 2003, three customers accounted for 98% of net receivables.

               PURCHASES

               The Company relies primarily on three suppliers for its products. The loss of a supplier could have a material impact on the Company's operations. Purchases from these suppliers for six months ended April 30, 2003 totaled 79%, 11% and 8%.

               REVENUES

               For the six months ended April 30, 2003, the Company had two customers whose sales exceeded 35% of total revenues.

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

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2003
                                   (UNAUDITED)

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

               Should the Company be unsuccessful in its plans, the operations of the company could be discontinued.

NOTE 2  PROPERTY AND EQUIPMENT

               Property and equipment and accumulated depreciation at April 30, 2003 consists of:

                      Tooling                                 $ 68,100
                      Machinery and equipment                   37,641
                      Office furniture and equipment            81,027
                      Vehicle                                   39,141
                      Molds                                     50,000
                                                              --------
                                                               275,909
                      Less accumulated depreciation            176,642
                                                              --------
                      Total property and equipment            $ 99,267
                                                              ========

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2003
                                   (UNAUDITED)


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

                Estimated Amortization Expense:

                For the year ended October 31, 2003             $  39,000
                For the year ended October 31, 2004                66,667
                For the year ended October 31, 2005                66,667
                For the year ended October 31, 2006                27,666
                                                                ---------
                    Total Estimated Amortization Expense        $ 200,000
                                                                =========
NOTE 4  NOTES RECEIVABLE, OFFICERS

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

                Total amount of note  receivable            $  373,159
                Less allowance for doubtful collection       ( 373,159)
                                                            ----------
                     Note Receivable, Net                   $        0
                                                            ==========

NOTE 5  NOTE PAYABLE, GAMMAGE AND BURNHAM

                In July 2001, the Company issued a note to Gammage and Burnham, PLC for the payment of $80,000 of legal fees previously recorded in accounts payable. The note is secured by accounts receivable but the security is waived in favor of the note payable to Platinum Funding Corporation providing Gammage and Burnham PLC receives $2,500 each time that Invnsys draws against its factoring line. As of April 30, 2003, the Company is in default of their loan agreement.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2003
                                   (UNAUDITED)


NOTE 6  TAXES PAYABLE

                Taxes payable consists of the following:
                      Payroll taxes payable, current and deferred      $149,319
                      California income tax payable                      19,028
                                                                       --------
                                                                       $168,347
                                                                       ========
NOTE 7  TAX CARRYFORWARDS

               The Company has the following tax carryforwards at April 30, 2003:

                                                                     EXPIRATION
                        YEAR                          AMOUNT            DATE
                ------------------             -------------     ----------------
                Net operating loss
                October 31, 1995               $       2,500     October 31, 2010
                October 31, 1997                     253,686     October 31, 2012
                October 31, 1998                      71,681     October 31, 2013
                October 31, 1999                     842,906     October 31, 2019
                October 31, 2000                   3,574,086     October 31, 2020
                October 31, 2001                   5,051,232     October 31, 2021
                October 31, 2002                   1,838,129     October 31, 2022
                April 30, 2003                     1,089,394     April   30, 2023
                                              --------------
                                               $ 12,723,614
                                              ==============

NOTE 8  CONVERTIBLE DEBENTURES

               See detail of terms and conditions in Form 10-KSB for the year ended October 31, 2002.

               Convertible Debentures


                                                                            CURRENT
                                                                TOTAL       PORTION
                                                                -----       -------
              Unsecured Debentures

              Lites Trading Company - $1,600,000 debenture   $  750,000   $        0
              $5,000,000 convertible debenture                1,681,319    1,681,319
              Laurus Master Fund, Ltd.                          328,190      328,190
              Alpha Capital                                     240,000      240,000
                                                             ----------   ----------
                             Total Unsecured Debentures      $2,999,509   $2,249,509
                                                             ==========   ==========

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2003
                                   (UNAUDITED)

NOTE 8  CONVERTIBLE DEBENTURES (CONTINUED)
                                                                      CURRENT
                                                        TOTAL        PORTION
                                                        -----        -------
                Secured Debentures
                AJW Entities                         $ 1,022,000    $1,022,000
                                                     -----------    ----------
                        Total Secured Debentures     $ 1,022,000    $1,022,000
                                                     ===========    ==========
                Total Debentures                     $ 4,021,509    $3,271,509
                                                     ===========    ==========

                Maturities of convertible debentures are as follows:

                                      FISCAL
                                      ------
                                       2003      $3,171,509
                                       2004         100,000
                                       2005         750,000
                                                 ----------
                                       Total     $4,021,509
                                                 ==========
NOTE 9  NOTE PAYABLE, FACTOR

               On October 9, 2001, the Company entered into a two year factoring agreement with Platinum Funding Corporation. The terms of the agreement provide that Platinum Funding Corporation may purchase Invnsys' accounts receivable, without recourse, by advancing 70% of the sales invoice to Invnsys. The interest charged on the loan is based upon the period of time an invoice is unpaid and ranges from 3% to 15%. At October 31, 2002, the Company discontinued use of the services of Platinum Funding Corporation and plans to settle the account balances for an estimated $15,000.

NOTE 10 CANCELLATION OF DEBT
                                                        2003         2002
                                                       ------    -----------

                Settlement of prior year liabilities   $  809    $    42,031
                                                       ======    ===========

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2003
                                   (UNAUDITED)



NOTE 11 COMMITMENTS AND CONTINGENCIES

               OPERATING LEASE

               The Company leases its office and warehouse facilities under the following terms and conditions:

               1. Term - Three  years from  February 1, 2002 to January 31, 2005
               2. Size of  facility - 4,343  square  feet
               3. Base rent - Monthly rentals  plus taxes and common  area operating  expenses
               4. Base rental schedule -

                                   MONTHS                     RENT
                                   1 - 12                 $      2,172
                                  13 - 24                        3,692
                                  25 - 36                        4,343

               Future minimum lease payments excluding taxes and expenses are as follows:

                                      October 31, 2003    $ 39,744
                                      October 31, 2004      50,163
                                      October 31, 2005      13,029
                                                         ---------
                                                         $ 102,936

               Rent expense for the six months ended April 30, 2003 and 2002 was $19,363 and $35,099, respectively.

               PAYROLL TAXES

               The Company is negotiating a settlement regarding delinquent payroll taxes of approximately $65,000. Interest is being accrued on the outstanding balance. No amounts have been accrued for any penalties.

                WORKERS' COMPENSATION INSURANCE

               Through May 2003, the Company did not carry general liability or workers' compensation coverage, nor was it self-insured. The Company accrues liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. As of May 31, 2003, there were no known liability claims. No amounts have been accrued for any penalties which may be assessed by the State of Arizona for non-compliance with the laws and regulations applicable to workers' compensation insurance.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2003
                                   (UNAUDITED)

NOTE 11 COMMITMENTS AND CONTINGENCIES (CONTINUED)

               LEGAL

               The Company is the defendant in one lawsuit for unpaid wages. Management has recorded a liability in the amount of $20,000.

                REAL ESTATE

               The Company has pledged all of its assets, except inventory, to guarantee a mortgage of $898,824 on the premises it previously occupied at 1919 W. Lone Cactus Drive, Phoenix, Arizona. Ken Schilling, the President of the Company has an ownership interest in the property at 1919 W. Lone Cactus Drive.

               OFFICERS' COMPENSATION

               As of April 30, 2003, the Company has employment agreements with two of its corporate officers. The contracts are for three years beginning July 2001 and provide for the following:

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

               3. On February 7, 2003, the Company issued 105,775,711 shares of restricted common stock to its current officers and employees as a retention bonus.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2003
                                   (UNAUDITED)



NOTE 12        COMMON STOCK (CONTINUED)

               STOCK PURCHASE WARRANTS

               As of April 30, 2003, the Company has issued the following common stock purchase warrants:

                                                            NUMBER           EXERCISE
                DATE                         OF SHARES       TERM             PRICE
                ----                         ---------    --------      ------------------
                December 28, 1999             20,000       5 years      $            9.40
                January 10, 2000              28,125       5 years      $            9.90
                March 27, 2000                61,500       5 years      $   14.50 - 20.50
                May 17, 2000                  12,500       3 years      $   10.20 - 50.00
                August 30, 2000                3,413       5 years      $            9.37
                August 30, 2000               25,000       3 years      $            5.00
                August 30, 2000               25,000       3 years      $            7.50
                August 30, 2000                3,636       3 years      $           10.00
                September 3, 2000             10,900       3 years      $           10.00
                September 27, 2000            27,875       3 years      $            9.00
                October 31, 2000              50,000       2 years      $            4.76
                December 20, 2000             40,000       5 years      $            2.28
                December 20, 2000             15,000       5 years      $            2.28
                April 26, 2001               150,000       5 years      $            1.23
                June 22, 2001                150,000       5 years      $            0.42
                June 27, 2001                150,000       5 years      $            0.21
                August 21, 2001               52,500       5 years      $            0.39
                October 9, 2001               35,000       5 years      $            0.26
                January 15, 2002              16,667       5 years      $ 105% of Closing
                January 15, 2002              50,000       5 years      $ 105% of Closing
                January 30, 2002             500,000       5 years      $            0.06
                April 23, 2002               300,000       5 years      $            0.06
                August 15, 2002              105,000       5 years      $            0.05
                October 9, 2002               75,000       5 years      $            0.05
                November 5, 2002              30,000       5 years      $            0.05
                January 31, 2003           1,500,000       5 years      $            0.01
                March 20, 2003               500,000       7 years      $            0.01
                                          ----------
                                           3,937,116
                                          ==========

                3,937,116 shares are exercisable at April 30, 2003.


                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2003
                                   (UNAUDITED)


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

NOTE 15 CHANGE IN AUTHORIZED SHARES

               On February 24, 2003, the Articles of Incorporation were amended to increase the number of authorized shares of common stock from 450,000,000 shares to 5,000,000,000 shares.

NOTE 16 SUBSEQUENT EVENTS

               Conversions of Convertible Debentures

               For the period of May 1 through May 23, 2003, the Company issued approximately 32,678,841 shares of common stock for the conversion of convertible debentures. The detail of the conversions is as follows:


                                     COMMON STOCK          ADDITIONAL
                                 -----------------------     PAID-IN
                                   SHARES        AMOUNT      CAPITAL          TOTAL
                                 ----------   ----------    ----------   ------------
               Conversion of debentures for common stock:

               Principal         29,916,181   $   29,916   $   (8,175)   $   21,741
               Interest           2,762,660        2,763         (720)        2,043
                                  ---------        -----         ----         -----

                       Total     32,678,841   $   32,679   $   (8,895)   $   23,784
                                 ==========   ==========    ==========   ==========

               STOCK ISSUANCES

               On June 9, 2003, the Company filed an S-8 Registration Statement with the SEC and subsequently issued approximately 68 million shares of common stock to officers and employees for retention bonuses and individuals for services rendered.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

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

(1) ACCOUNTS RECEIVABLE

     Accounts receivable are reported at the customer's outstanding balances less any allowance for doubtful accounts. The Company does not normally require collateral to support receivables and interest is not accrued thereon.

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

                          SELECT FINANCIAL INFORMATION


                                              THREE MONTH PERIOD ENDED
                                      04/30/03       04/30/02        SIX MONTH PERIOD ENDED
                                    (UNAUDITED)     (UNAUDITED)     04/30/03          04/30/02
                                    -----------     -----------     --------          --------
Statement of Operations Data
   Total revenue                   $    60,637    $   115,324    $   135,947    $   251,061
   Operating income (loss)            (458,469)      (378,996)      (916,123)      (776,080)
   Net earnings (loss) after tax      (687,959)      (660,027)    (2,065,963)    (1,457,879)
   Net earnings (loss) per share         (0.01)         (0.03)         (0.17)         (0.06)

Balance Sheet Data
   Total assets                        472,134        378,686        472,134        378,686
   Total liabilities                 6,131,192      4,619,969      6,131,192      4,619,969
   Stockholders' deficit            (5,659,058)    (4,241,283)    (5,659,058)    (4,241,283)


                              RESULTS OF OPERATIONS

The three months ended April 30, 2003 compared to the three months ended April 30, 2002.

REVENUES

Sales from continuing operations decreased by approximately 47% to $60,637 in the three months ended April 30, 2003 from $115,324 in the three months ended April 30, 2002. The decrease was mainly a result of the focus by management on raising financing for IBIZ, Inc., a transition to a new line of industry unique products and the overall slow down in the national economic conditions.

COST OF SALES

The cost of sales of $56,882 (94% of sales) in the three months ended April 30, 2003 decreased from $68,218 (59% of sales) for the three months ended April 30, 2002. This increase in the percentage of cost of sales is due to the fixed nature, primarily wages, component of a large portion of the Company's cost of goods sold. Thus the significant reduction in sales resulted in the increased percentage in this quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased approximately 8% to $462,224 in the three months ended April 30, 2003 from $426,102 in the three months ended April 30, 2002. The increase in expenses resulted from the issuance of stock to employees in this quarter as retention bonuses.

INTEREST EXPENSE

Interest expense increased 122% to $83,161 in the three months ended April 30, 2003 from $37,532 in the three months ended April 30, 2002. The increase in interest is a result of a approximately $1,100,000 new convertible debentures issued at 12% from August 2002 to March 2003.

INTEREST EXPENSE - CONVERTIBLE DEBENTURES-BENEFICIAL CONVERSION FEATURE

The Company has issued convertible debt securities with a non-detachable convertible feature that were "in-the-money" at the date of issuance. The Company has recorded the fair value of the beneficial conversion feature as interest expense and an increase in paid-in-capital. Interest expense on the convertible debentures was $147,141 and $66,666 for three months ended April 30, 2003 and 2002, respectively.

NET LOSS FROM CONTINUING OPERATIONS

Net loss from continuing operations increased 42% to $687,959 for the three months ended April 30, 2003 from a net loss of $483,172 for the three months ended April 30, 2002. The increase in net loss was primarily the result of the reduction in sales, higher unit costs, the payment of retention bonuses by issuing restricted common stock in lieu of cash, and the increase in beneficial conversion interest.

DISCONTINUED OPERATIONS

Loss from discontinued operations was $176,855 for three months ended April 30, 2002 as a result of management's election to discontinue non-profitable segments of the Company's operations and to focus on profitable business units as of October 31, 2001. The Company completed the discontinuance at October 31, 2002 and incurred no further expenses from that date.

The six months ended April 30, 2003 compared to the six months ended April 30, 2002.

REVENUES

Sales from continuing operations decreased by approximately 46% to $135,947 in the six months ended April 30, 2003 from $251,061 in the six months ended April 30, 2002. The decrease was mainly a result of the focus by management on raising financing for IBIZ, Inc., a transition to a new line of industry unique products and the overall slow down in the national economic conditions.

COST OF SALES

The cost of sales of $148,617 (110% of sales) in the six months ended April 30, 2003 decreased from $151,734 (61% of sales) for the six months ended April 30, 2002. This increase in the cost of sales percentage is due to the fixed nature component, primarily wages, of a portion of the cost of sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased approximately 3% to $903,453 in the six months ended April 30, 2003 from $875,407 in the six months ended April 30, 2002. The increase in expenses resulted from the issuance of stock to employees in the 2nd quarter as retention bonuses.

INTEREST EXPENSE

Interest expense increased 34% to $165,513 in the six months ended April 30, 2003 from $123,285 in the six months ended April 30, 2002. The increase in interest is a result of approximately $1,100,000 new convertible debentures issued at 12% from August 2002 to March 2003.

INTEREST EXPENSE - CONVERTIBLE DEBENTURES-BENEFICIAL CONVERSION FEATURE

The Company has issued convertible debt securities with a non-detachable convertible feature that were "in-the-money" at the date of issuance. . The Company has recorded the fair value of the beneficial conversion feature as interest expense and an increase in paid-in-capital. Interest expense on the convertible debentures was $985,139 and $182,880 for the six months ended April 30, 2003 and 2002, respectively.

NET LOSS FROM CONTINUING OPERATIONS

Net loss from continuing operations increased 99% to $2,065,963 for the six months ended April 30, 2003 from a net loss of $1,040,177 for the six months ended April 30, 2002. The increase in net loss was primarily the result of the reduction in sales, higher unit costs, the payment of retention bonuses by issuing restricted common stock in lieu of cash, and the increase in beneficial conversion interest.

DISCONTINUED OPERATIONS

Loss from discontinued operations was $417,702 for six months ended April 30, 2002 as a result of management's election to discontinue non-profitable segments of the Company's operations and to focus on profitable business units as of October 31, 2001. The Company completed the discontinuance at October 31, 2002 and incurred no further expenses from that date.

LIQUIDITY

Net cash (used) by operating activities for the six months ended April 30, 2003 was $467,890 compared to $273,176 (used) by operating activities for the six months ended April 30, 2002. The $194,714 change was primarily due to:

               a. Increase in accounts receivable resulting from the Company's major customer paying on approximately 60 day terms instead of the agreed upon terms of 45 days.

               b. Increase in inventories resulting from the purchase of new product line for shipment in the third quarter of this fiscal year.
                                       23

               c. Partially offset by the increase in accounts and notes payable and accrued liabilities and taxes due to cash flow restrictions.

               d.   Increase  in  net  loss  after   adjustments   for  non-cash
                    activities due to reduction in sales as discussed above.

The Company plans to remedy the deficiency of operating cash flows by increasing income from its new product line.

Our investing activities for the six months ended April 30, 2003 provided no cash, as compared to $48,635 which was provided in the six months ended April 30, 2002. The primary change was that the Company received cash from the sale of assets during the six months ended April 30, 2002 and had no investing activities in the six months ended April 30, 2003.

Our financing activities for the six months ended April 30, 2003 provided cash of $446,942 compared to $217,560 for the six months ended April 30, 2002. the primary change was that the Company obtained $454,000 of new debenture financing for the six months ended April 30, 2003 compared to $293,723 for the six months ended April 30, 2002. The Company also repaid $70,734 on its note payable factor during the six months ended April 30, 2002 and $-0- during the six months ended April 30, 2003.

CAPITAL RESOURCES

Working capital is summarized and compared as follows:

                                            APRIL 30, 2003        APRIL 30, 2002
                                            --------------        --------------
     Current assets                       $         183,367       $         288,468
     Current liabilities                          5,381,192               3,601,653
                                          -----------------       -----------------
     Working capital (deficit)            $     ( 5,197,825)      $     ( 3,313,185)
                                          =================       =================


This increase in the deficit in working capital was primarily due to the net loss sustained from operations and the increase in the convertible debentures, current portion.

At April 30, 2003, stockholders' deficit was $5,659,058, as compared to a stockholders' deficit of $4,941,782 at October 31, 2002. The $717,276 change in stockholders' deficit was accounted for as follows:

         Increase in Stockholders' Equity
              Issuance of common stock                 $   189,376
              Conversion of convertible
                debentures, net of costs                   174,172
              Interest expense - convertible
                debentures - beneficial
                conversion feature                         985,139
          Decreases in stockholders'equity
                net loss                                (2,065,963)
                                                       ------------

                         Net Change                    $  (717,276)
                                                       ============

The Company currently has no material commitments for capital expenditures.

The Company has $3,271,509 and $750,000 of debt payments related to convertible debentures due within the next year and next two to five years, respectively.

     ITEM 3. CONTROLS AND PROCEDURES

As of April 30, 2003, an evaluation was performed by our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, Our Chief Executive Officer and Acting Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of April 30, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to April 30, 2003.


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


     ITEM 2. CHANGES IN SECURITIES

          (C) RECENT SALES OF UNREGISTERED SECURITIES

     The securities described below represent securities of iBIZ sold by iBIZ during the six month period ended April 30, 2003, that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), all of which were issued by the Company pursuant to exemptions under the Securities Act. Underwriters were not involved in these transactions.

         Private Placements of Common Stock and Warrants for Cash

         None.

         Sales of Debt and Warrants for Cash

     To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with three accredited investors on January 31, 2003 for the sale of (i) $500,000 in convertible debentures and (ii) warrants to buy 2,500,000 shares of our common stock. This registration statement covers the resale of the common stock underlying these securities. The investors are obligated to provide us with the funds as follows:

          -        $300,000 was disbursed on January 31, 2003.

          -        $100,000 was disbursed on March 20, 2003.

          -        $100,000 was disbursed on May 9, 2003.

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

                    Not Applicable.

     ITEM 5. OTHER INFORMATION

                    Not Applicable.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                    (a) Exhibits.

         EXHIBIT
         NUMBER     DESCRIPTION
         ---------  -----------
         99.1       Certification  of the  Chief  Executive  Officer  and  Chief
                    Financial Officer of iBiz Technologies Corp.  Pursuant to 18
                    U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) Reports on Form 8-K.

               None.

     Pursuant to the requirements of Section 12 of the Securities Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 15th day of June 2003



                                IBIZ TECHNOLOGY CORP.


                                By: /s/ KENNETH W. SCHILLING
                                -------------------------------
                                Kenneth W. Schilling, President,
                                and acting principal
                                accounting officer




                                By: /s/ MARK H. PERKINS
                                -----------------------------------
                                Mark H. Perkins, Executive Vice President

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

June 16, 2003


/s/ Kenneth Schilling
--------------------------
CEO and Acting  CFO