Form 10QSB
period 2003-07-31
IBIZ TECHNOLOGY CORP
filed 2003-09-15
CIK 1079893

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JULY 31, 2003

                           COMMISSION FILE NO. 027619



                              IBIZ TECHNOLOGY CORP.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Florida                                        86-0933890
----------------------------------                     ----------------------
 (State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)


 2238 West Lone Cactus, Phoenix, Arizona                      85027
-----------------------------------------                --------------
(Address of principal executive offices)                   (Zip Code)


Issuer's telephone number, including area code:            (623) 492-9200
                                                      --------------------

Check  whether the  registrant:  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    ----    ----


         Class                             Outstanding at September 11, 2003
         -----                             ---------------------------------
Common stock, $0.001 par value                         529,222,965

                TABLE OF CONTENTS


PART I.  -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
         BALANCE SHEETS ...........................................................................................F-1
         STATEMENTS OF OPERATIONS..................................................................................F-3
         STATEMENT OF CASH FLOWS...................................................................................F-8
         NOTES TO FINANCIAL STATEMENTS.............................................................................F-10
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....................2
ITEM 3.  CONTROLS AND PROCEDURES...................................................................................10

PART II.  -  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS.........................................................................................10
ITEM 2.  CHANGES IN SECURITIES.....................................................................................10
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...........................................................................11
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................................11
ITEM 5.  OTHER INFORMATION.........................................................................................11
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................................................................11


                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JULY 31, 2003
                                   (UNAUDITED)


                                     ASSETS


CURRENT ASSETS
    Cash, pledged for letter of credit                                              $      10,000
    Accounts receivable, net                                                               34,436
    Inventories                                                                            89,644
    Prepaid expenses                                                                       39,650
                                                                                    -------------

              TOTAL CURRENT ASSETS                                                                        $     173,730





PROPERTY AND EQUIPMENT, NET OF
   ACCUMULATED DEPRECIATION                                                                                      93,798





OTHER ASSETS
     Intellectual Properties Rights, net                                                  174,000
    Note receivable, officer                                   $     373,159
    Less allowance for doubtful accounts                             373,159                    0
                                                               -------------
    Deposits                                                                                2,500
                                                                                    -------------








           TOTAL OTHER ASSETS                                                                                   176,500
                                                                                                          -------------



            TOTAL ASSETS                                                                                  $     444,028
                                                                                                          =============



                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)


CURRENT LIABILITIES
       Bank overdraft                                                           $             298
       Accounts payable and accrued expenses                                              641,451
       Note payable, Gammage and Burnham                                                   30,000
       Accrued wages and bonuses                                                          612,164
       Accrued interest                                                                   676,732
       Taxes payable                                                                      209,344
       Deferred income                                                                      6,771
       Convertible debentures, current portion                                          3,454,767
       Note payable, factor                                                                15,000
       Note payable, other, current portion                                                 4,920
                                                                                -----------------

              TOTAL CURRENT LIABILITIES                                                              $       5,651,447

LONG -TERM LIABILITIES
       Convertible debentures payable, long-term portion                                  750,000
                                                                                -----------------

              TOTAL LONG -TERM LIABILITIES                                                                     750,000

STOCKHOLDERS' ( DEFICIT)
       Preferred stock
          Authorized - 50,000,000 shares, par
            value $.001 per share
          Issued and outstanding -0- shares
          3,500,000 shares reserved                                                             0
       Common stock
          Authorized - 5,000,000,000 shares, par
            value $.001 per share
          Issued and outstanding - 460,674,002 shares                                     460,674
       Additional paid in capital                                                      17,338,115
       Accumulated deficit                                                           ( 23,756,208)
                                                                                -----------------

              TOTAL STOCKHOLDERS' (DEFICIT)                                                                ( 5,957,419)
                                                                                                     ------------------

              TOTAL LIABILITIES AND
                 STOCKHOLDERS' (DEFICIT)                                                             $          444,028
                                                                                                     ==================



                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2003 AND 2002
                                   (UNAUDITED)




                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                    JULY 31,                      JULY 31,
                                          --------------------------    --------------------------
                                              2003           2002           2003           2002
                                          -----------    -----------    -----------    -----------
SALES                                     $   146,445    $    52,401    $   282,392    $   303,462

COST OF SALES                                 169,976        196,772        318,593        348,506
                                          -----------    -----------    -----------    -----------

       GROSS (LOSS)                           (23,531)      (144,371)       (36,201)       (45,044)

SELLING, GENERAL
  AND ADMINISTRATIVE
  EXPENSES                                    853,164        149,002      1,756,617      1,024,409
                                          -----------    -----------    -----------    -----------

      OPERATING (LOSS)                       (876,695)      (293,373)    (1,792,818)    (1,069,453)
                                          -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE)
       Miscellaneous income                       487              0            490             37
       Cancellation of debt                    11,960         32,051         12,769         74,082
       Interest expense                       (95,909)       (97,519)      (261,422)      (220,804)
       Interest expense - convertible
         debentures-beneficial
         conversion feature                  (393,938)             0     (1,379,077)      (182,880)
                                          -----------    -----------    -----------    -----------

      TOTAL OTHER
         INCOME (EXPENSE)                    (477,400)       (65,468)    (1,627,240)      (329,565)
                                          -----------    -----------    -----------    -----------

(LOSS) FROM CONTINUING
    OPERATIONS                             (1,354,095)      (358,841)    (3,420,058)    (1,399,018)

DISCONTINUED OPERATIONS
       (Loss) from operations of
         discontinued business segments             0        (21,345)             0       (267,505)
       Write-down of net assets
          held for sale                             0              0              0       (171,542)
                                          -----------    -----------    -----------    -----------

(LOSS) FROM DISCONTINUED
    OPERATIONS                                      0        (21,345)             0       (439,047)
                                          -----------    -----------    -----------    -----------

NET (LOSS)                                $(1,354,095)   $  (380,186)   $(3,420,058)   $(1,838,065)
                                          ===========    ===========    ===========    ===========


                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
           FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2003 AND 2002
                                   (UNAUDITED)




                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                 JULY 31,                      JULY 31,
                                                          2003             2002          2003           2002
                                                     --------------   ------------   -----------   --------------
NET (LOSS) PER
   COMMON SHARE

       Basic and Diluted:

        Continuing operations                        $        (0.00)  $       0.00   $     (0.02)  $         0.00

        Discontinued operations                             N/A               0.00        N/A                0.00
                                                     --------------   ------------   -----------   --------------

           NET (LOSS)                                $        (0.01)  $       0.00   $     (0.02)  $         0.00
                                                     ==============   ============   ===========   ==============

WEIGHTED AVERAGE
   NUMBER OF COMMON
   SHARES OUTSTANDING

       Basic and diluted                                361,484,542    286,659,275   203,712,366      286,659,275
                                                     ==============   ============   ===========   ==============


                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
                     FOR THE NINE MONTHS ENDED JULY 31, 2003
                                   (UNAUDITED)



                                                                 PREFERRED STOCK                       COMMON STOCK
                                                            SHARES            AMOUNT             SHARES            AMOUNT
                                                        ---------------    -------------     ---------------    --------------
BALANCE, NOVEMBER 1, 2002                                             0  $             0          45,000,097  $         45,000

CONVERSION OF DEBENTURES FOR
   COMMON STOCK:
       PRINCIPAL                                                      0                0         124,773,483           124,773
           INTEREST                                                   0                0           9,984,253             9,984

FEES AND COSTS FOR ISSUANCE OF
   COMMON STOCK                                                       0                0                   0                 0

ISSUANCE OF COMMON STOCK FOR:
       CONSULTING FEES                                                0                0          12,852,941            12,853
       LEGAL FEES                                                     0                0           4,000,000             4,000
       EMPLOYEE RETENTION BONUSES                                     0                0         253,063,228           253,064
       ACCRUED EXPENSES AND PAYABLES                                  0                0          11,000,000            11,000

INTEREST EXPENSE - CONVERTIBLE
    DEBENTURES - BENEFICIAL
    CONVERSION FEATURE                                                0                0                   0                 0

NET (LOSS) FOR THE NINE MONTHS
    ENDED JULY 31, 2003                                               0                0                   0                 0
                                                        ---------------    -------------     ---------------    --------------
BALANCE, JULY 31, 2003                                                0    $           0         460,674,002    $      460,674
                                                        ===============    =============     ===============    ==============



                                                  ADDITIONAL
                                                   PAID IN               ACCUMULATED
                                                   CAPITAL                 DEFICIT                   TOTAL

BALANCE, NOVEMBER 1, 2002                  $       15,349,368    $         ( 20,336,150)    $     ( 4,941,782)

CONVERSION OF DEBENTURES FOR
   COMMON STOCK:
       PRINCIPAL                                       38,067                         0               162,840
           INTEREST                                     2,076                         0                12,060

FEES AND COSTS FOR ISSUANCE OF
   COMMON STOCK                                      ( 63,187)                        0              ( 63,187)

ISSUANCE OF COMMON STOCK FOR:
       CONSULTING FEES                                110,088                         0               122,941
       LEGAL FEES                                      31,000                         0                35,000
       EMPLOYEE RETENTION BONUSES                     442,126                         0               695,190
       ACCRUED EXPENSES AND PAYABLES                   49,500                         0                60,500

INTEREST EXPENSE - CONVERTIBLE
    DEBENTURES - BENEFICIAL
    CONVERSION FEATURE                              1,379,077                         0             1,379,077

NET (LOSS) FOR THE NINE MONTHS
    ENDED JULY 31, 2003                                     0               ( 3,420,058)          ( 3,420,058)
                                           ------------------    ----------------------     -----------------
BALANCE, JULY 31, 2003
                                           $       17,338,115    $         ( 23,756,208)    $     ( 5,957,419)
                                           ==================    ======================     =================


                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JULY 31, 2003 AND 2002
                                   (UNAUDITED)



                                                                                      2003                  2002
                                                                                -----------------    ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss) from continuing operations                                    $     ( 3,420,058)   $      ( 1,399,018)
       Adjustments to reconcile net (loss) to
         net cash (used) in operating activities of
         continuing operations:
           Loss from discontinued operations                                                    0             ( 439,047)
           Write down of net assets held for sale                                               0               171,542
           Depreciation                                                                    16,406               116,596
           Amortization                                                                    26,000                     0
         Interest expense - convertible debentures -
             beneficial conversion feature                                              1,379,077               182,880
           Common stock issued for expenses                                               854,757               188,500
           Provision for uncollectible accounts                                            13,520              ( 10,154)
           Provision for obsolete inventory                                                10,000                     0
       Changes in operating assets and liabilities:
           Accounts receivable                                                           ( 36,089)               93,747
           Inventories                                                                    ( 4,043)             ( 40,309)
           Prepaid expenses                                                              ( 21,650)               50,891
           Cash, pledged for letter of credit                                            ( 10,000)                    0
           Accounts and notes payable                                                      65,408               607,141
           Accrued liabilities and taxes                                                  441,424               165,222
           Deferred income                                                                    855                14,138
                                                                                -----------------    ------------------

              NET CASH (USED) IN OPERATING ACTIVITIES                                   ( 684,393)            ( 297,871)
                                                                                -----------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                                                      0              ( 50,000)
       Proceeds from sale of assets held for sale                                               0                48,635
                                                                                -----------------    ------------------

              NET CASH PROVIDED (USED) BY
                  INVESTING ACTIVITIES                                                          0               ( 1,365)
                                                                                -----------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Bank overdraft                                                                         298                     0
       Proceeds from issuance of common stock                                                   0                79,500
       Net proceeds from issuance of
          convertible debentures payable                                                  686,813               293,723
       Repayments on note payable, factor                                                       0              ( 70,734)
       Repayment of note payable, other                                                    (3,666)              ( 3,221)
       Changes in notes and loan receivable, officer                                            0               ( 1,861)
                                                                                -----------------    ------------------

             NET CASH PROVIDED BY
                 FINANCING ACTIVITIES                                                     683,445               297,407
                                                                                -----------------    ------------------


                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                FOR THE NINE MONTHS ENDED JULY 31, 2003 AND 2002
                                   (UNAUDITED)



                                                                                      2003                  2002
                                                                                -----------------    ------------------
NET (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                             $           ( 948)   $          ( 1,829)

CASH AND CASH EQUIVALENTS, AT
   BEGINNING OF PERIOD                                                                        948                 6,981
                                                                                -----------------    ------------------

CASH AND CASH EQUIVALENTS, AT
   END OF PERIOD                                                                $               0    $            5,152
                                                                                =================    ==================


SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION

       Cash paid during year for:

          Interest                                                              $           6,759    $           64,124
                                                                                =================    ==================

          Taxes                                                                 $               0    $                0
                                                                                =================    ==================

NON-CASH INVESTING AND FINANCING
   ACTIVITIES

       Issuance of common stock for convertible debentures                      $         162,840    $          334,777
                                                                                =================    ==================

       Issuance of common stock for fees, services and
         expenses                                                               $         854,759    $          218,083
                                                                                =================    ==================

       Issuance of common stock for accounts payable
          and accrued liabilities                                               $          70,932    $          339,618
                                                                                =================    ==================

       Interest expense - convertible debentures-beneficial
          conversion feature                                                    $       1,379,077    $          182,880
                                                                                =================    ==================



                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2003
                                   (UNAUDITED)



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

         Qhost, Inc. is an inactive entity.

         PRESENTATION

         The interim consolidated financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the nine month period ended July 31, 2003 are not necessarily indicative of the results that may be expected for the year ended October 31, 2003. Accordingly, your attention is directed to footnote disclosures found in the October 31, 2002 Annual Report and particularly to Note 1 which includes a summary of significant accounting policies.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of IBIZ Technology Corp. and its wholly owned subsidiaries - IBIZ, Inc., Invnsys Technology Corporation and Qhost, Inc.

         All  material   inter-company   accounts  and  transactions  have  been
         eliminated.

         INVENTORIES

         Inventories are stated at the lower of cost (determined principally by average cost) or market. The inventories are comprised of finished products at July 31, 2003.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2003
                                   (UNAUDITED)



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

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2003
                                   (UNAUDITED)



NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         ADVERTISING

         All direct advertising costs are expenses as incurred. The Company charged to operations $24,609 and $5,615 in advertising costs for the nine months ended July 31, 2003 and 2002, respectively.

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

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2003
                                   (UNAUDITED)


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

         At July 31, 2003, two customers accounted for 54%, (42% and 11%), of net receivables.

         PURCHASES

         The Company relies primarily on three suppliers for its products. The loss of a supplier could have a material impact on the Company's operations. Purchases from these suppliers for nine months ended July 31, 2003 totaled 20%, 18% and 7%.

         REVENUES

         For the nine months ended July 31, 2003, the Company had three customers whose sales exceeded 54%, (22%, 21% and 11%), of total revenues.

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

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2003
                                   (UNAUDITED)


NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

                  FASB 149 -  Amendment of statement  133 on  derivative
                              instruments  and hedging activities
                  FASB 150 -  Accounting  for  certain  financial instruments with characteristics of both liabilities and equity.

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

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2003
                                   (UNAUDITED)


NOTE 2   PROPERTY AND EQUIPMENT

         Property and equipment and accumulated depreciation at July 31, 2003 consists of:

            Tooling                                         $         68,100
            Machinery and equipment                                   37,641
            Office furniture and equipment                            81,027
            Vehicle                                                   39,141
            Molds                                                     50,000
                                                            ----------------
                                                                     275,909
            Less accumulated depreciation                            182,111
                                                            ----------------

            Total property and equipment                    $         93,798
                                                            ================


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

         Estimated Amortization Expense:

            For the year ended October 31, 2003             $           39,000
            For the year ended October 31, 2004                         66,667
            For the year ended October 31, 2005                         66,667
            For the year ended October 31, 2006                         27,666
                                                            ------------------

                Total Estimated Amortization Expense        $          200,000
                                                            ==================

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2003
                                   (UNAUDITED)


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

                           Total amount of note receivable                                           $          373,159

                           Less allowance for doubtful collection                                             ( 373,159)
                                                                                                     ------------------

                                Note Receivable, Net                                                 $                0
                                                                                                     ==================

NOTE 5   NOTE PAYABLE, GAMMAGE AND BURNHAM

         In July 2001, the Company issued a note to Gammage and Burnham, PLC for the payment of $80,000 of legal fees previously recorded in accounts payable. The note is secured by accounts receivable but the security is waived in favor of the note payable to Platinum Funding Corporation providing Gammage and Burnham PLC receives $2,500 each time that Invnsys draws against its factoring line. As of July 31, 2003, the Company is in default of their loan agreement.

NOTE 6   TAXES PAYABLE

                Taxes payable consists of the following:

                      Payroll taxes payable, current and deferred                               $          190,316
                      California income tax payable                                                         19,028
                                                                                                ------------------

                                                                                                $          209,344
                                                                                                ==================


                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2003
                                   (UNAUDITED)


NOTE 7   TAX CARRYFORWARDS

         The Company has the following tax carryforwards at July 31, 2003:

                                                                             EXPIRATION
                       YEAR                          AMOUNT                     DATE
              ----------------------         ---------------------    -------------------
               Net operating loss
               October 31, 1995              $               2,500     October 31, 2010
               October 31, 1997                            253,686     October 31, 2012
               October 31, 1998                             71,681     October 31, 2013
               October 31, 1999                            842,906     October 31, 2019
               October 31, 2000                          3,574,086     October 31, 2020
               October 31, 2001                          5,051,232     October 31, 2021
               October 31, 2002                          1,838,129     October 31, 2022
               July 31, 2003                             2,040,982     July 31, 2023
                                             ---------------------


                                             $          13,675,202
                                             =====================

NOTE 8   CONVERTIBLE DEBENTURES

         See detail of terms and conditions in Form 10-KSB for the year ended October 31, 2002.

                CONVERTIBLE DEBENTURES

                                                                                                      CURRENT
                                                                                 TOTAL                PORTION
                                                                         -------------------    ------------------
                UNSECURED DEBENTURES

                Lites Trading Company - $1,600,000 debenture             $           750,000    $                0
                $5,000,000 convertible debenture                                   1,679,577             1,679,577
                Laurus Master Fund, Ltd.                                             328,190               328,190
                Alpha Capital                                                        240,000               240,000
                                                                         -------------------    ------------------

                               Total Unsecured Debentures                $         2,997,767    $        2,247,767
                                                                         ===================    ==================


                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2003
                                   (UNAUDITED)


NOTE 8    CONVERTIBLE DEBENTURES (CONTINUED)

                                                                                                                  CURRENT
                                                                                             TOTAL                PORTION

                SECURED DEBENTURES

                AJW Entities                                                          $        1,207,000    $        1,207,000
                                                                                      ------------------    ------------------

                        Total Secured Debentures                                      $        1,207,000    $        1,207,000
                                                                                      ==================    ==================

                Total Debentures                                                      $        4,204,767    $        3,454,767
                                                                                      ==================    ==================
                Maturities of convertible debentures are as follows:

                                      FISCAL

                                       2003                                           $       2,464,767
                                       2004                                                     990,000
                                       2005                                                     750,000
                                                                                      -----------------

                                       Total                                          $       4,204,767
                                                                                      =================


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

NOTE 10  CANCELLATION OF DEBT

                                                                                             2003                  2002
                                                                                      ------------------    ------------------

                Settlement of prior year liabilities                                  $           12,769    $           42,031
                                                                                      ==================    ==================


                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2003
                                   (UNAUDITED)



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

                                                   MONTHS         RENT

                                                   1 - 12        $     2,172
                                                  13 - 24              3,692
                                                  25 - 36              4,343

         Future minimum lease payments excluding taxes and expenses are as follows:

                                      October 31, 2003           $   39,744
                                      October 31, 2004               50,163
                                      October 31, 2005               13,029
                                                                 ----------

                                                                 $  102,936

         Rent expense for the nine months ended July 31, 2003 and 2002 was $26,746 and $9,545, respectively.

         PAYROLL TAXES

         The Company is negotiating a settlement regarding delinquent payroll taxes of approximately $65,000. Interest is being accrued on the outstanding balance. No amounts have been accrued for any penalties.

         WORKERS' COMPENSATION INSURANCE

         Through August 2003, the Company did not carry general liability or workers' compensation coverage, nor was it self-insured. The Company accrues liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. As of August 31, 2003, there were no known liability claims. No amounts have been accrued for any penalties which may be assessed by the State of Arizona for non-compliance with the laws and regulations applicable to workers' compensation insurance.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2003
                                   (UNAUDITED)


NOTE 11  COMMITMENTS AND CONTINGENCIES (CONTINUED)

         LEGAL

         The Company is the defendant in one lawsuit for unpaid wages. Management has recorded a liability in the amount of $20,000.

         OFFICERS' COMPENSATION

         As of July 31, 2003, the Company has employment agreements with two of its corporate officers. The contracts are for three years beginning July 2001 and provide for the following:

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

          4. On June 12, 2003, the Company issued 100,000,000 shares of restricted common stock to its current offices and employees as a retention bonus.

          5. On June 9, 2003, the Company filed an S-8 registration Statement with the SEC and subsequently issued 64,640,458 shares of common stock to officers and employees for retention bonuses and individuals for services rendered.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2003
                                   (UNAUDITED)


NOTE 12  COMMON STOCK (CONTINUED)

         STOCK PURCHASE WARRANTS

         As of July 31, 2003, the Company has issued the following common stock purchase warrants:

                                                       NUMBER                              EXERCISE
                                   DATE               OF SHARES         TERM                 PRICE
                         ----------------------     --------------  -----------  --------------------
                         December 28, 1999             20,000       5 years      $            9.40
                         January 10, 2000              28,125       5 years      $            9.90
                         March 27, 2000                61,500       5 years      $   14.50 - 20.50
                         May 17, 2000                  12,500       3 years      $   10.20 - 50.00
                         August 30, 2000                3,413       5 years      $            9.37
                         August 30, 2000               25,000       3 years      $            5.00
                         August 30, 2000               25,000       3 years      $            7.50
                         August 30, 2000                3,636       3 years      $           10.00
                         September 3, 2000             10,900       3 years      $           10.00
                         September 27, 2000            27,875       3 years      $            9.00
                         October 31, 2000              50,000       2 years      $            4.76
                         December 20, 2000             40,000       5 years      $            2.28
                         December 20, 2000             15,000       5 years      $            2.28
                         April 26, 2001               150,000       5 years      $            1.23
                         June 22, 2001                150,000       5 years      $            0.42
                         June 27, 2001                150,000       5 years      $            0.21
                         August 21, 2001               52,500       5 years      $            0.39
                         October 9, 2001               35,000       5 years      $            0.26
                         January 15, 2002              16,667       5 years      $    105% of Closing
                         January 15, 2002              50,000       5 years      $    105% of Closing
                         January 30, 2002             500,000       5 years      $            0.06
                         April 23, 2002               300,000       5 years      $            0.06
                         August 15, 2002              105,000       5 years      $            0.05
                         October 9, 2002               75,000       5 years      $            0.05
                         November 5, 2002              30,000       5 years      $            0.05
                         January 31, 2003           1,500,000       5 years      $            0.01
                         March 20, 2003               500,000       7 years      $            0.01
                         May 9, 2003                  500,000       7 years      $            0.01
                         June 12, 2003                750,000       7 years      $            0.01
                                              ---------------

                                                    5,187,116
                                              ===============

                5,187,116 shares are exercisable at July 31, 2003.


                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2003
                                   (UNAUDITED)


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

NOTE 16  SUBSEQUENT EVENTS

         STOCK ISSUANCES

         On August 18, 2003, the Company issued approximately 38 million shares of common stock to individuals for services rendered.

         LITIGATION

         On August 5, 2003, the Company was named as a counter defendant in a lawsuit with a former associate. Although there is a possibility that the Company may be held liable, an estimated range of potential loss cannot be determined at this time, but it is not believed to have a material impact on the financial condition of the Company.

         SPIN-OFF

         On July 20, 3003, the Board of Directors approved the spin-off of IBIZ, Inc., a wholly owned subsidiary of the Company, into a separate public company.

         The Company proposes to issue without consideration non-restricted shares of common stock in IBIZ, Inc. pro rata to all shareholders of the Company as of September 25, 2003 at the ratio of one share of IBIZ, Inc. for each 500 shares of the Company common stock.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2003
                                   (UNAUDITED)


NOTE 16  SUBSEQUENT EVENTS (CONTINUED)

         SPIN-OFF (CONTINUED)

         The purpose of the spin-off of IBIZ, Inc. is that it will allow management of each business to focus solely on that business. In addition, it should enhance access to financing by allowing the financial community to focus separately on each business.

         IBIZ Technology Corp. will continue to distribute its product line in the United States providing sub-licenses for all products to IBIZ, for worldwide distribution. IBIZ, Inc. will sign distribution agreements with IBIZ Technology Corp. for distribution of its products in the United States. IBIZ will support IBIZ Technology Corp. in engineering, production, and business development, through synergetic agreements using Endeavour Capital and its affiliates infrastructure in Europe and Israel.

         Current funds available to IBIZ will not be adequate for it to be competitive in the areas in which it intends to operate. IBIZ's continued operations, as well as the implementation of its business plan, therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. IBIZ estimates that it will need to raise up to approximately $1,000,000 over the next 12 months for these purposes.

         There is no guarantee that these funding sources, or any others, will be available in the future, or that they will be available on favorable terms. In addition, this funding amount may not be adequate for IBIZ to fully implement its business plan. Thus, the ability of IBIZ to continue as a going concern is dependent on additional sources of capital and the success of IBIZ's business plan. Regardless of whether IBIZ's cash assets prove to be inadequate to meet IBIZ's operational needs, IBIZ might seek to compensate providers of services by issuance of stock in lieu of cash.

         If funding is insufficient at any time in the future, IBIZ may not be able to take advantage of business opportunities or respond to competitive pressures, any of which could have a negative impact on the business, operating results and financial condition. In addition, if additional shares were issued to obtain financing, current shareholders may suffer a dilutive effect on their percentage of stock ownership in IBIZ.

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


                                               SELECT FINANCIAL INFORMATION


                                              THREE MONTH PERIOD ENDED
                                              07/31/03             07/31/02       NINEMONTH  PERIOD ENDED
                                            (UNAUDITED)           (UNAUDITED)     07/31/03          07/31/02
                                          --------------       --------------   --------------  ----------------
Statement of Operations Data
   Total revenue                          $     146,445       $      52,401     $     282,392    $     303,462
   Operating income (loss)                    ( 876,695)          ( 293,373)      ( 1,792,818)     ( 1,069,453)
   Net earnings (loss) after tax            ( 1,354,095)          ( 380,186)      ( 3,420,058)     ( 1,838,065)
   Net earnings (loss) per share                  (0.01)              (0.00)            (0.02)          ( 0.00)

Balance Sheet Data
   Total assets                                 444,028             551,149           444,028          551,149
   Total liabilities                          6,401,447           5,033,118         6,401,447        5,033,118
   Stockholders' deficit                    ( 5,957,419)        ( 4,481,969)      ( 5,957,419)     ( 4,481,969)

                              RESULTS OF OPERATIONS

The three months ended July 31, 2003 compared to the three months ended July 31, 2002.

REVENUES

Sales from continuing operations increased by approximately 179% to $146,445 in the three months ended July 31, 2003 from $52,401 in the three months ended July 31, 2002. The increase was mainly a result of a sale in the amount of $61,250 to one customer in the three months ended July 31, 2003.

COST OF SALES AND GROSS LOSS

The cost of sales of $169,976 (116% of sales) in the three months ended July 31, 2003 decreased from $196,772 (376% of sales) for the three months ended July 31, 2002.

The gross loss of $23,531 (<16%> of sales) in the three months ended July 31, 2003 decreased from $144,371 (<276%> of sales) for the three months ended July 31, 2002. This decrease is due to fixed costs, (primarily wages) being absorbed by the increase in sales and decrease in variable costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased approximately 473% to $853,164 in the three months ended July 31, 2003 from $149,002 in the three months ended July 31, 2002. The main increase in expenses resulted from the issuance of stock to employees in this quarter as retention bonuses, in the amount of $510,000.

INTEREST EXPENSE

Interest expense decreased 2% to $95,909 in the three months ended July 31, 2003 from $97,519 in the three months ended July 31, 2002.

INTEREST EXPENSE - CONVERTIBLE DEBENTURES-BENEFICIAL CONVERSION FEATURE

The Company has issued convertible debt securities with a non-detachable convertible feature that were "in-the-money" at the date of issuance. The Company has recorded the fair value of the beneficial conversion feature as interest expense and an increase in paid-in-capital. Interest expense on the convertible debentures was $393,938 and $-0- or three months ended July 31, 2003 and 2002, respectively.

NET LOSS FROM CONTINUING OPERATIONS

Net loss from continuing operations increased 271% to $1,354,095 for the three months ended July 31, 2003 from a net loss of $358,841 for the three months ended July 31, 2002. The increase in net loss was primarily the result of the payment of retention bonuses by issuing restricted common stock in the amount of $510,000, and the increase in beneficial conversion interest of $394,000.

DISCONTINUED OPERATIONS

Loss from discontinued operations was $21,345 for three months ended July 31, 2002 as a result of management's election to discontinue non-profitable segments of the Company's operations and to focus on profitable business units as of October 31, 2001. The Company completed the discontinuance at October 31, 2002 and incurred no further expenses from that date.

The nine months ended July 31, 2003 compared to the nine months ended July 31, 2002.

REVENUES

Sales from continuing operations decreased by approximately 7% to $282,392 in the nine months ended July 31, 2003 from $303,462 in the nine months ended July 31, 2002. The decrease was mainly a result of the focus by management on raising financing for IBIZ, Inc. earlier in the year, a transition to a new line of industry unique products and the overall slow down in the national economic conditions.

COST OF SALES AND GROSS LOSS

The cost of sales of $318,593 (113% of sales) in the nine months ended July 31, 2003 decreased from $348,506 (115% of sales) for the nine months ended July 31, 2002.

The gross loss of $36,201 (<13%> of sales) in the nine months ended July 31, 2003 decreased from $45,044 (<15%> of sales) for the nine months ended July 31, 2002. The decrease is a result of fixed costs being absorbed as variable costs decrease.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased approximately 71% to $1,756,617 in the nine months ended July 31, 2003 from $1,024,409 in the nine months ended July 31, 2002. The main increase in expenses resulted from the issuance of stock to employees in the 2nd and 3rd quarters as retention bonuses in the amount of $695,000.

INTEREST EXPENSE

Interest expense increased 18% to $261,422 in the nine months ended July 31, 2003 from $220,804 in the nine months ended July 31, 2002. The increase in interest is a result of approximately $1,850,000 new convertible debentures issued at 12% from August 2002 to June 2003.

INTEREST EXPENSE - CONVERTIBLE DEBENTURES-BENEFICIAL CONVERSION FEATURE

The Company has issued convertible debt securities with a non-detachable convertible feature that were "in-the-money" at the date of issuance. . The Company has recorded the fair value of the beneficial conversion feature as interest expense and an increase in paid-in-capital. Interest expense on the convertible debentures was $1,379,077 and $182,880 for the nine months ended July 31, 2003 and 2002, respectively.

NET LOSS FROM CONTINUING OPERATIONS

Net loss from continuing operations increased 144% to $3,420,058 for the nine months ended July 31, 2003 from a net loss of $1,399,018 for the nine months ended July 31, 2002. The increase in net loss was primarily the result of the reduction in sales, higher unit costs, the payment of retention bonuses by issuing restricted common stock in the amount of $695,000, and the increase in beneficial conversion interest of $1,196,197.

DISCONTINUED OPERATIONS

Loss from discontinued operations was $439,047 for nine months ended July 31, 2002 as a result of management's election to discontinue non-profitable segments of the Company's operations and to focus on profitable business units as of October 31, 2001. The Company completed the discontinuance at October 31, 2002 and incurred no further expenses from that date.

LIQUIDITY

Net cash (used) by operating activities for the nine months ended July 31, 2003 was $684,393 compared to $297,871 (used) by operating activities for the nine months ended July 31, 2002. The $386,522 change, net of non-cash transactions was primarily due to:

     a. Accounts receivable increased $36,089 in the nine months ending July 31, 2003 as compared to a decrease of $93,747 in the nine months ending July 31, 2002. The net use of operating cash in 2003 is a result of the Company's major customers paying on extended terms instead of the original agreed upon terms.

     b. Inventories increased $4,043 in the nine months ending July 31, 2003 as compared to an increase of $40,309 in the nine months ending July 31, 2002. The net operating cash used in 2003 is a result of the Company's fulfillment of sales orders and the decision to purchase inventory on an as needed basis due to cash flow restrictions.

     c. Prepaid expenses increased $21,650 in the nine months ending July 31, 2003 as compared to a decrease of $50,891 in the nine months ending July 31, 2002. The net use of operating cash in 2003 is a result of prepaying for services in order to secure their use in the nine months ending July 31, 2003.

     d. Cash, pledged for letter of credit increased $10,000 in the nine months ending July 31, 2003. The result of this use of operating cash is due to the Company's major customer requiring the establishment of a letter of credit in order to service rebates.

     e. Accounts and notes payable increased $65,408 in the nine months ending July 31, 2003 as compared to a increase of $607,141 in the nine months ending July 31, 2002. The increase in cash provided in 2003 is a result of the Company's need to purchase items on a cash basis and therefore being unable to reduce accounts and notes payable by any significant amount in the nine months ending July 31, 2003.

     f. Accrued liabilities and taxes increased $441,424 in the nine months ending July 31, 2003 as compared to an increase of $165,222 in the nine months ending July 31, 2002. The net increase in cash provided in 2003 is the result of the Company's increase of $99,500 of accrued payroll and the increase of $248,000 in interest due on convertible debentures in the nine months ending July 31, 2003.

The Company plans to remedy the deficiency of operating cash flows by increasing income from its new product line.

Our investing activities for the nine months ended July 31, 2003 provided no cash, as compared to $1,365 which was used in the nine months ended July 31, 2002. The primary change was that the Company received cash from the sale of assets in the amount of $48,635 and purchased a mold in the amount of $50,000 for a new product line during the nine months ended July 31, 2002 and had no investing activities in the nine months ended July 31, 2003.

Our financing activities for the nine months ended July 31, 2003 provided cash of $683,445 compared to $297,407 for the nine months ended July 31, 2002. The primary change was that the Company obtained $686,813 of new debenture financing for the nine months ended July 31, 2003 compared to $293,723 for the nine months ended July 31, 2002. The Company also repaid $70,734 on its note payable factor during the nine months ended July 31, 2002 and $-0- during the nine months ended July 31, 2003.

CAPITAL RESOURCES

Working capital is summarized and compared as follows:

                                                                          JULY 31, 2003           JULY 31, 2002
                                                                       -----------------       ----------------

     Current assets                                                    $         173,730       $         222,272
     Current liabilities                                                       5,651,447               3,956,344
                                                                       -----------------       -----------------

     Working capital (deficit)                                         $     ( 5,477,717)      $     ( 3,734,072)
                                                                       =================       =================


This increase in the deficit in working capital was primarily due to the net loss sustained from operations and the increase in the convertible debentures, current portion.

At July 31, 2003, stockholders' deficit was $5,957,419 as compared to a stockholders' deficit of $4,941,782 at October 31, 2002. The $1,015,637 change in stockholders' deficit was accounted for as follows:

         Increase in Stockholders' Equity
              Issuance of common stock                                                    $          913,631
Conversion of convertible
                debentures, net of costs                                                             111,713
              Interest expense - convertible
                 debentures - beneficial
                 conversion feature                                                                1,379,077

         Decreases in stockholders'equity
           net loss                                                                              ( 3,420,058)
                                                                                          ------------------

                         Net Change                                                       $      ( 1,015,637)
                                                                                          ==================

The Company currently has no material commitments for capital expenditures.

The Company has $3,454,767 and $750,000 of debt payments related to convertible debentures due within the next year and next two to five years, respectively.

On July 20, 3003, the Board of Directors approved the spin-off of IBIZ, Inc., a wholly owned subsidiary of the Company, into a separate public company.

The Company proposes to issue without consideration non-restricted shares of common stock in IBIZ, Inc. pro rata to all shareholders of the Company as of September 25, 2003 at the ratio of one share of IBIZ, Inc. for each 500 shares of the Company common stock.

The purpose of the spin-off of IBIZ, Inc. is that it will allow management of each business to focus solely on that business. In addition, it should enhance access to financing by allowing the financial community to focus separately on each business.

IBIZ Technology Corp. will continue to distribute its product line in the United States providing sub-licenses for all products to IBIZ, for worldwide distribution. IBIZ, Inc. will sign distribution agreements with IBIZ Technology Corp. for distribution of its products in the United States. IBIZ will support IBIZ Technology Corp. in engineering, production, and business development, through synergetic agreements using Endeavour Capital and its affiliates infrastructure in Europe and Israel.

Current funds available to IBIZ will not be adequate for it to be competitive in the areas in which it intends to operate. IBIZ's continued operations, as well as the implementation of its business plan, therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. IBIZ estimates that it will need to raise up to approximately $1,000,000 over the next 12 months for these purposes.

 There is no guarantee that these funding sources, or any others, will be available in the future, or that they will be available on favorable terms. In addition, this funding amount may not be adequate for IBIZ to fully implement its business plan. Thus, the ability of IBIZ to continue as a going concern is dependent on additional sources of capital and the success of IBIZ's business plan. Regardless of whether IBIZ's cash assets prove to be inadequate to meet IBIZ's operational needs, IBIZ might seek to compensate providers of services by issuance of stock in lieu of cash.

If funding is insufficient at any time in the future, IBIZ may not be able to take advantage of business opportunities or respond to competitive pressures, any of which could have a negative impact on the business, operating results and financial condition. In addition, if additional shares were issued to obtain financing, current shareholders may suffer a dilutive effect on their percentage of stock ownership in IBIZ.

         ITEM 3.                     CONTROLS AND PROCEDURES

         An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of July 31, 2003. There have been no significant changes in our internal control over financial reporting in the third quarter of 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

         ITEM 1.           LEGAL PROCEEDINGS

            None for the period ending July 31, 2003.

         ITEM 2.           CHANGES IN SECURITIES

(c)      Recent Sales of Unregistered Securities

         The securities described below represent securities of iBIZ sold by iBIZ during the nine month period ended July 31, 2003, that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), all of which were issued by the Company pursuant to exemptions under the Securities Act. Underwriters were not involved in these transactions.

         Private Placements of Common Stock and Warrants for Cash

         None.

         Sales of Debt and Warrants for Cash

         To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with three accredited investors on January 31, 2003 for the sale of (i) $500,000 in convertible debentures and (ii) warrants to buy 2,500,000 shares of our common stock. The funds were provided to us as follows:

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

         To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with three accredited investors on June 12, 2003 for the sale of (i) $150,000 in convertible debentures and (ii) warrants to buy 750,000 shares of our common stock.

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

         Option Grants

         None.

         Issuances of Stock for Services or in Satisfaction of Obligations

         On June 12, 2003, we issued the following shares to the following employees in lieu of salaries:

         1.       40,000,000 shares of common stock to Kenneth W. Schilling
         2.       40,000,000 shares of common stock to Mark Perkins
         3.       8,000,000 shares of common stock to Mr. Matthews
         4.       8,000,000 shares of common stock to Mr. Ligammari
         5.       4,000,000 shares of common stock to Mr. Russo

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

                                    Not Applicable.

         ITEM 5.           OTHER INFORMATION

                                    Not Applicable.

         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits:

                  31.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 302, provided herewith.

                  32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. Section 1350, provided herewith.

                  (b) Reports on Form 8-K.

                                    None.

         Pursuant to the requirements of Section 12 of the Securities Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 15th day of September 2003



                                      IBIZ TECHNOLOGY CORP.


                                   By:/s/ KENNETH W. SCHILLING
                                      --------------------------------------
                                      Kenneth W. Schilling, President, and
                                      acting principal accounting officer