Form 10KSB
period 2003-10-31
IBIZ TECHNOLOGY CORP
filed 2004-02-13
CIK 1079893

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED OCTOBER 31, 2003.

                                   000-027619
                             Commission File Number

                              IBIZ TECHNOLOGY CORP.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)



          Florida                                                86-0933890
          -------                                                ----------
State or other jurisdiction                                     IRS Employer
      of incorporation                                       Identification No.


    2238 West Lone Cactus Drive, #200, Phoenix, Arizona 85021, (623) 492-9200
--------------------------------------------------------------------------------
         (Address and telephone number of principal executive offices)

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

The registrant's revenues from continuing operations for the year ended October 31, 2003 were $485,382.

As of February 11, 2004, the aggregate market value of the common stock held by non-affiliates computed by reference to the average bid and asked prices of such stock was $65,283,038.72

As of February 11, 2004, the registrant had 500,881,020 shares of common stock, par value $.001 per share, outstanding.

                                     PART I

RECENT DEVELOPMENTS

Spinoff

On July 20, 2003, the Board of Directors of iBIZ Technology Corp. approved the spin-off of IBIZ, Inc., a wholly owned subsidiary, into a separate company. Management estimates that the transaction should be completed by the second quarter in 2004

iBIZ proposes to issue without consideration non-restricted shares of common stock in IBIZ, Inc. pro rata to all shareholders of iBIZ Technology as of September 25, 2003 at the ratio of one share of IBIZ, Inc. for each 500 shares of iBIZ Technology Corp. common stock. The purpose of the spin-off of IBIZ, Inc. is that it will allow management of each business to focus solely on that business. In addition, it should enhance access to financing by allowing the financial community to focus separately on each business.

IBIZ Technology Corp. will continue to distribute its product line in the United States of America providing sub-licenses for all products to IBIZ, for worldwide distribution. IBIZ, Inc. will sign distribution agreements with IBIZ Technology Corp. for distribution of its products in the United States. IBIZ will support IBIZ Technology Corp. in engineering, production, and business development, through synergetic agreements using Enterprises Capital AG and its affiliates infrastructure in Europe and Israel.

Acquisition of Synosphere

On January 20, 2004, iBIZ Technology Corp. entered into an acquisition agreement with the interestholders of Synosphere, LLC, a Texas limited liability company. The shareholders are the owners of all the issued and outstanding membership interests of equity of Synosphere. Under the terms of this agreement, on the closing date, Synosphere sold to iBIZ all 5,000,000 Interests and iBIZ in turn sold to the shareholders 6 shares of its common stock for each Interest (an aggregate of 30,000,000 shares of common stock). Synosphere specializes in the development of handheld computer technologies.

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

The intense nature of competition in the computer industry subjects IBIZ to numerous competitive disadvantages and risks. For example, many major companies will exclude consideration of iBIZ' products due to limited size of the company. Moreover, iBIZ' current revenue levels cannot support a high level of national or international marketing and advertising efforts. This, in turn, makes it more difficult for iBIZ to develop its brand name and create customer awareness. Additionally, iBIZ products are manufactured by third parties in Taiwan or China. As such, iBIZ is subject to numerous risks and uncertainties of reliance on offshore manufacturers, including, taxes or tariffs, non-performance, quality control, and civil unrest. Also, as IBIZ holds few patents, the vast majority of parts used in its products are available to its competitors.

Management believes that it can compete effectively by providing PDA accessories utilizing unique designs and space-saving qualities. Although Management believes it has been successful to date, there can be no assurance that IBIZ will be able to compete successfully in the future.

                             CUSTOMERS FOR PRODUCTS

Throughout its history, IBIZ's ability to deliver innovative product designs and quality customer service has enabled it to provide products to major retailers and distributors. For the year ended October 31, 2003, we had 2 customers that accounted for 35% and 13% of our total revenues.

                        USE OF TRADEMARKS AND TRADENAMES

All trademarks and tradenames used in this report are the property of their respective owners.

Employees

As of February 11, 2004, IBIZ had approximately 5 full-time employees. No employee of IBIZ is represented by a labor union or is subject to a collective bargaining agreement. IBIZ has never experienced a work-stoppage due to labor difficulties and believes that its employee relations are good.

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

On August 5, 2003, Douglas A. Dragoo and Elizabeth W. Dragoo counterclaimed and named iBIZ Technology as a defendent in the superior court of the state of Arizona county of Maricopa. The defendents allege breach of contract, Fraud, Negligent misrepresentation, and seek compensatory and, punitive damages as well as legal fees.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On July 20, 2003, a majority of our stockholders took action by written consent in lieu of a special meeting and approved a spin-off of IBIZ, Inc., a wholly-owned subsidiary, to its shareholders. This action was approved by a majority of iBIZ Technology's shareholders. Management estimates that the transaction should be completed in the second quarter of 2004.

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



      Quarter Ended                 High         LOW
--------------------------- --------------- ----------------
      January 31, 2002             0.015        0.004
        April 30, 2002             0.014        0.005
         July 31, 2002             0.007        0.0015
      October 31, 2002             0.006        0.0001
      January 31, 2003             0.035        0.00381
        April 30, 2003             0.005        0.0119
         July 31, 2003             0.065        0.00313
      October 31, 2003             0.0058       0.003
      January 31, 2004             0.0618       0.003
--------------------------- --------------- ----------------



* Table reflects a 1 for 10 reverse stock split of our common stock effectuated on September 30, 2002.

As of February 10, 2004, management believes there to be approximately 7,142 holders of record of iBIZ's common stock. To date, iBIZ has not paid any dividends on its common stock. iBIZ does not currently intend to pay dividends in the future. iBIZ is prohibited from declaring or paying dividends while certain debentures or warrants are outstanding.

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

         -    $100,000 was disbursed on March 20, 2003

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

         -    $150,000 was disbursed on June 12, 2003.

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


OPTION GRANTS

None.

ISSUANCES OF STOCK FOR SERVICES OR IN SATISFACTION OF OBLIGATIONS

During the three month period ending October 31, 2003, we issued an aggregate of 253,063,228 shares of our common stock to 6 employees in lieu of salaries equaling $695,188.

On August 1, 2003, we issued 3,308,823 shares of common stock valued at $0.001 per share to a consultant for financial services

On August 1, 2003, we issued 5,000,000 shares of common stock valued at $0.001 per share to special counsel for legal work to be performed.

On August 14, 2003, we issued 3,000,000 shares of common stock valued at $0.0055 per share to Sichenzia Ross Friedman Ference for legal services rendered.

On August 14, 2003, we issued 5,000,000 shares of common stock valued at $0.001 per share to Lavi Arasney for services rendered in connection with our virtual keyboard.

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

         Service Income - When services are performed.

(6)      CONSULTING AGREEMENTS

         The Company issued common stock for payment of consulting services. The cost of the consulting services was determined by multiplying the common shares issued by the market price, less an agreed upon discount, for the shares at the inception date of the agreement.

                          SELECT FINANCIAL INFORMATION



                                                            Years Ended
                                                     10/31/03          10/31/02
                                                     --------          --------

Statement of Operations Data
   Total revenue                                  $   485,382       $   356,278
   Operating income (loss)                         (2,818,163)       (1,539,938)
   Net earnings (loss) after tax                   (4,462,182)       (6,490,465)
   Net earnings (loss) per share                        (0.02)            (0.25)

Balance Sheet Data
   Total assets                                       330,619           439,120
   Total liabilities                                7,047,304         5,380,902
   Stockholders' deficit                           (6,716,685)       (4,941,782)

                              RESULTS OF OPERATIONS

The year ended October 31, 2003 compared to the year months ended October 31, 2002.

Revenues

Sales from continuing operations increased by approximately 36% to $485,382 in the year ended October 31, 2003 from $356,278 in the year ended October 31, 2002. The increase was mainly a result of the addition of new customers, the increase in volume sales to an existing national retailer and introduction of three new products.


Cost of Sales and Gross Loss

The cost of sales of $519,003 (107% of sales) in the year ended October 31, 2003 remained the same from $379,440 (107% of sales) for the year ended October 31, 2002. Cost of sales consists of 354,434 (73% of sales) of direct material, packaging and freight and $164,569 (34% of sales) of salaries and employee related costs for the year ended October 31, 2003. Cost of sales consists of $274,556 (77% of sales) of direct material, packaging and freight and $104,884 (30% of sales) of salaries and employee related costs for the year ended October 31, 2002.

The gross loss of 33,621 ((7)> of sales) in the year ended October 31, 2003 decreased from $23,162 ((7)> of sales) for the year ended October 31, 2002.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased approximately 1% to $1,026,660 in the year ended October 31, 2003 from $1,516,776 in the year ended October 31, 2002.


Officer Bonuses

Officer bonuses increased 100% to $1,132,882 in the year ended October 31, 2003 from $0 in the year ended October 31, 2002. The increase is due to the issuance of stock based bonuses to the officers throughout the year ended October 31, 2003.


Interest Expense

Interest expense increased 41% to $353,516 in the year ended October 31, 2003 from $250,057 in the year ended October 31, 2002. The increase in interest is a result of approximately $1,850,000 new convertible debentures issued at 12% from August 2002 to June 2003.

Interest Expense - Convertible Debentures-Beneficial Conversion Feature

The Company has issued convertible debt securities with a non-detachable convertible feature that were "in-the-money" at the date of issuance. . The Company has recorded the fair value of the beneficial conversion feature as interest expense and an increase in paid-in-capital. Interest expense on the convertible debentures was $1,379,077 and $4,283,930 for the year ended October 31, 2003 and 2002, respectively.


Net Loss From Continuing Operations

Net loss from continuing operations decreased 26% % to 4,462,182 for the year ended October 31, 2003 from a net loss of $6,010,861 for the year ended October 31, 2002. The decrease in net loss was primarily the result of the decrease in beneficial conversion interest of $2,904,853 offset by the increase of officer bonuses in the amount of $1,132,882.


Discontinued Operations

Loss from discontinued operations was $479,554 for year ended October 31, 2002 as a result of management's election to discontinue non-profitable segments of the Company's operations and to focus on profitable business units as of October 31, 2001. The Company completed the discontinuance at October 31, 2002 and incurred no further expenses from that date.



Liquidity

Net cash (used) by operating activities for the year ended October 31, 2003 was $793,646 compared to $671,211 (used) by operating activities for the year ended October 31, 2002. The $122,435 change, net of non-cash transactions was primarily due to:

     a. Accounts receivable increased $147,832 in the year ending October 31, 2003 as compared to a decrease of $73,771 in the year ending October 31, 2002. The net use of operating cash in 2003 is a result of the Company's major customers paying on extended terms instead of the original agreed upon terms.

     b. Inventories decreased 41,758 in the year ending October 31, 2003 as compared to an decrease of $71,141 in the year ending October 31, 2002. The net operating cash provided in 2003 is a result of the Company's fulfillment of sales orders and the decision to purchase inventory on an as needed basis due to cash flow restrictions.

     c. Prepaid expenses increased $6,057 in the year ending October 31, 2003 as compared to a decrease of $36,127 in the year ending October 31, 2002. The net use of operating cash in 2003 is a result of prepaying for services in order to secure their use in the year ending October 31, 2003.

     d. Cash, pledged for letter of credit increased $10,000 in the year ending October 31, 2003. The result of this use of operating cash is due to the Company's major customer requiring the establishment of a letter of credit in order to service rebates.

     e. Accounts and notes payable increased 91,401 in the year ending October 31, 2003 as compared to a increase of $509,519 in the year ending October 31, 2002. The increase in cash provided in 2003 is a result of the Company's need to purchase items on a cash basis and therefore being unable to reduce accounts and notes payable by any significant amount in the year ending October 31, 2003.

     f. Accrued liabilities and taxes increased $1,199,630 in the year ending October 31, 2003 as compared to an increase of $540,671 in the year ending October 31, 2002. The net increase in cash provided in 2003 is the result of the Company's increase of $735.000 of accrued wages and bonuses and the increase of $313,00 in interest due on convertible debentures in the year ending October 31, 2003.

The Company plans to remedy the deficiency of operating cash flows by increasing income from its new product line and obtaining additional equity investment. As of February 11, 2004, the Company has obtained additional equity investment of $1.1 million.

Our investing activities for the year ended October 31, 2003 used no cash, as compared to $201,365, which was used in the year ended October 31, 2002. The primary change was that the Company received cash from the sale of assets in the amount of $48,635, purchased a mold in the amount of $50,000 for a new product line and purchased Intellectual Property Rights in the amount of $200,000 during the year ended October 31, 2002 and had no investing activities in the year ended October 31, 2003.

Our financing activities for the year ended October 31, 2003 provided cash of $794,838 compared to $866,543 for the year ended October 31, 2002. The primary change was that the Company obtained $686,813 of new debenture financing for the year ended October 31, 2003 compared to $848,723 for the year ended October 31, 2002. Net proceeds from the issuance of common stock was $36,691 for the year ended October 31, 2003 as compared to $79,500 for the year ended October 31,
202. The Company also repaid $55,734 on its note payable factor during the year ended October 31, 2002 and $15,000 during the year ended October 31, 2003.

Capital Resources

Working capital is summarized and compared as follows:

                                     October 31,    October 31,
                                        2003           2002
                                     -----------    -----------
Current assets                       $   203,790     $   126,416
Current liabilities                    6,297,304       4,373,436
                                     -----------    -----------

Working capital (deficit)            $(6,093,514)   $(4,247,020)
                                     ===========    ===========


This increase in the deficit in working capital was primarily due to the increase in the convertible debentures, current portion, the increase of accrued interest and the increase of accrued wages and bonuses.

At October 31, 2003, stockholders' deficit was 6,716,685 as compared to a stockholders' deficit of $4,941,782 at October 31, 2002. The $1,726,086 change in stockholders' deficit was accounted for as follows:

Increase in Stockholders' Equity
     Issuance of common stock                                       $   980,129
     Conversion of convertible
       debentures, net of costs                                         328,073
     Interest expense - convertible
        debentures - beneficial
        conversion feature                                            1,379,077

Decreases in stockholders'equity
  net loss                                                           (4,462,182)
                                                                    -----------
                Net Change                                          $(1,774,903)
                                                                    ===========

The Company currently has no material commitments for capital expenditures.

The Company has $3,265,837 and $750,000 of debt payments related to convertible debentures due within the next year and next two to five years, respectively. Subsequent to October 31, 2003, $2,023,150 of these debt payments were converted in full to common stock and the remaining balance of $1,992,687 was renegotiated to more favorable terms.

Spin-off

On October 20, 3003, the Board of Directors approved the spin-off of IBIZ, Inc., a wholly owned subsidiary of the Company, into a separate public company.

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

Acquisition

On February 3, 2004, the Company acquired 5,000,000 Interests, representing all of the Interests, of Synosphere, LLC, ("Synosphere"), in exchange for 30,000,000 shares of common stock. Synosphere is a Plano, Texas based corporation specializing in the development of innovative handheld computer technologies.

The Company entered into employment agreements with two of the current directors/officers of Synosphere. The term of these employee agreements shall be two years following the closing and transferable in the event of a sale of Synosphere to another entity or if Synosphere is spun-off. The employees shall receive annual base salaries of $112,000 and $102,000 per year with healthcare benefits. In addition, each employee shall receive a sign on bonus of 2,500,000 shares of common stock. Furthermore, the employees shall each receive an Earn Out bonus of common stock in eight payments, each made quarterly, in the amount of $62,500. A "golden parachute" clause shall be put in place such that if either of the employee agreements are terminated by the Company or any successor they are payable in full at the date of their termination. Finally, one of the employees shall be appointed to the Company's Board of Directors.

Increase in Cash Subsequent to October 31, 2003

On November 1, 2003, the Company granted an individual the option to purchase 200,000,000 shares of common stock at the exercise price of the average closing price for the three days prior to exercise less a 40% discount. The option is exercisable commencing November 1, 2004 and expires after January 15, 2004.

During December 2003, the Company granted an individual the option to purchase 50,000,000 shares of common stock at the exercise price of market value at the date of exercise less a 40% discount.

On January 28, 2004, the Company granted Pangea Investments GmbH the option to purchase 100,000,000 shares of common stock at the exercise price of market value at the date of exercise less a 50% discount. The option is exercisable commencing January 28, 2004 and expires after January 28, 2014.

As of February 4, 2004, the Company has received approximately $1,098,000 cash as a result of the Company's Option holders exercising their options to purchase shares of common stock.

RECENT ACCOUNTING PRONOUNCEMENTS

The FASB recently issued the following statements:



FASB 144 - Accounting for the impairment or disposal of long-lived assets FASB 145 - Rescission of FASB statements 4, 44 and 64 and amendment of
           FASB 13
FASB 146 - Accounting for costs associated with exit or disposal activities
FASB 147 - Acquisitions of certain financial  institutions
FASB 148 - Accounting for  stock  based  compensation
FASB 150 - Accounting  for  Certain  Financial Instruments with
           Characteristics of both Liabilities and Equity


These FASB statements did not, or are not expected to, have a material impact on the Company's financial position and results of operations.

ITEM 7. FINANCIAL STATEMENTS.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                            OCTOBER 31, 2003 AND 2002

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

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                OCTOBER 31, 2003



                                     ASSETS


CURRENT ASSETS
    Cash                                                   $  2,140
    Cash, pledged for letter of credit                       10,000
    Accounts receivable, net                                123,751
    Inventories                                              43,842
    Prepaid expenses                                         24,057
                                                           --------
              TOTAL CURRENT ASSETS                                      $203,790





PROPERTY AND EQUIPMENT, NET OF
   ACCUMULATED DEPRECIATION                                               63,329





OTHER ASSETS
     Intellectual Properties Rights, net                                  61,000
     Note receivable, officer                              $373,159
        Less allowance for doubtful collection              373,159            0
                                                           --------
    Deposits                                                               2,500
                                                                        --------

           TOTAL OTHER ASSETS                                             63,500
                                                                        --------


            TOTAL ASSETS                                                $330,619
                                                                        ========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)


CURRENT LIABILITIES
      Accounts payable and accrued expenses                                     $         694,562
      Note payable, Gammage and Burnham                                                    30,000
      Loan payable, Enterprise Capital AG                                                  90,000
      Accrued wages                                                                       670,077
      Accrued bonuses                                                                     578,000
      Accrued interest                                                                    741,398
      Taxes payable                                                                       216,940
      Deferred income                                                                       5,570
      Convertible debentures, current portion                                           3,265,837
      Note payable, other, current portion                                                  4,920
                                                                                -----------------
              TOTAL CURRENT LIABILITIES                                                              $       6,297,304

LONG -TERM LIABILITIES
       Convertible debentures payable, long-term portion                                  750,000
                                                                                -----------------
              TOTAL LONG -TERM LIABILITIES                                                                     750,000

STOCKHOLDERS' (DEFICIT)
       Preferred stock
          Authorized - 50,000,000 shares, par
            value $.001 per share
                        Issued and outstanding -0- shares
          3,500,000 shares reserved                                                             0
       Common stock
          Authorized - 5,000,000,000 shares, par
            value $.001 per share
          Issued and outstanding - 649,893,721 shares                                     649,894
       Additional paid in capital                                                      17,431,753
       Accumulated deficit                                                            (24,798,332)
                                                                                -----------------

              TOTAL STOCKHOLDERS' (DEFICIT)                                                                 (6,716,685)
                                                                                                     -----------------

              TOTAL LIABILITIES AND
                 STOCKHOLDERS' (DEFICIT)                                                             $         330,619
                                                                                                     =================

                             See Accompanying Notes.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002


                                                                      2003           2002
                                                                  -----------    -----------
SALES                                                             $   485,382    $   356,278
COST OF SALES                                                         519,003        379,440
                                                                  -----------    -----------

       GROSS (LOSS)                                                   (33,621)       (23,162)
                                                                  -----------    -----------

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES
     Selling, general and administrative expenses                  (1,526,660)     1,516,776
     Officer bonuses                                                1,132,882              0
     Write-off of intangible assets                                   125,000              0
                                                                  -----------    -----------

        TOTAL OPERATING EXPENSE                                    (2,784,542)     1,516,776
                                                                                 -----------

OPERATING (LOSS)                                                   (2,818,163)    (1,539,938)
                                                                  -----------    -----------

OTHER INCOME (EXPENSE)
       Cancellation of debt                                            85,733         44,754
       Interest income                                                      0         18,310
       Interest expense                                              (353,516)      (250,057)
       Interest expense - convertible debentures-beneficial
        conversion feature                                         (1,379,077)    (4,283,930)
       Other income                                                     2,891              0
                                                                  -----------    -----------

        TOTAL OTHER INCOME (EXPENSE)                               (1,643,969)    (4,470,923)
                                                                  -----------    -----------

(LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                             (4,462,132)    (6,010,861)

INCOME TAXES                                                               50             50
                                                                  -----------    -----------

(LOSS) FROM CONTINUING OPERATIONS                                  (4,462,182)    (6,010,911)
                                                                                 -----------

DISCONTINUED OPERATIONS
       (Loss) from operations of discontinued business segments             0       (383,168)
       (Loss) from abandoned equipment                                      0        (96,386)
                                                                  -----------    -----------

(LOSS) FROM DISCONTINUED OPERATIONS                                         0       (479,554)
                                                                  -----------    -----------

NET (LOSS)                                                        $(4,462,182)   $(6,490,465)
                                                                  ===========    ===========

                             See Accompanying Notes.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                  FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002


                                          2003              2002
                                    ---------------   ---------------

NET (LOSS) PER COMMON SHARE

       Basic and Diluted:

        Continuing operations       $         (0.02)  $         (0.23)

        Discontinued operations                 N/A             (0.02)
                                    ---------------   ---------------

           NET (LOSS)               $         (0.02)  $         (0.25)
                                    ===============   ===============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING

       Basic and diluted                231,553,359        26,404,820
                                    ===============   ===============


                             See Accompanying Notes.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
                  FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002



                                        Preferred Stock              Common Stock
                                        ---------------              ------------
                                        Shares    Amount         Shares         Amount
                                        ------    ------         ------         ------

BALANCE, OCTOBER 31, 2001                  0   $         0     9,986,320    $     9,986

CONVERSION OF DEBENTURES FOR
   COMMON STOCK:
       PRINCIPAL                           0             0     6,077,099          6,077
       ACCRUED INTEREST                    0             0       440,934            441

FEES AND COSTS FOR ISSUANCE OF
   COMMON STOCK                            0             0             0              0

ISSUANCE OF COMMON STOCK FOR:
       PAYMENT OF ACCOUNTS
          PAYABLE                          0             0     3,121,200          3,122
       PAYMENT OF SALARIES AND
          RETENTION BONUSES                0             0    18,778,104         18,778
       CONSULTING FEES                     0             0     2,200,000          2,200
       LEGAL FEES                          0             0       825,000            825
       CASH                                0             0     3,000,000          3,000

DONATION OF STOCK BACK TO THE
   COMPANY FOR TREASURY STOCK              0             0      (928,560)          (929)

                                 Additional
                                  Paid in      Accumulated
                                  Capital        Deficit          Total
                                  -------        -------          -----
                              $  9,891,221    $(13,845,685)   $ (3,944,478)



                                   336,199               0         342,276
                                    21,648               0          22,089


                                   (73,777)              0         (73,777)



                                   314,740               0         317,862

                                   228,287               0         247,065
                                    85,800               0          88,000
                                    99,675               0         100,500
                                    76,500               0          79,500


                                  (131,355)              0        (132,284)




                             See Accompanying Notes.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) (CONTINUED)
                  FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002


                                          Preferred Stock              Common Stock
                                     -------------------------   -------------------------
                                        Shares        Amount       Shares        Amount
                                     -----------   -----------   -----------   -----------
ISSUANCE OF COMMON STOCK TO THE
   PRESIDENT TO REIMBURSE HIM FOR
   SHARES GIVEN TO DEBENTURE
   HOLDERS FROM:
       TREASURY STOCK                          0   $         0       928,560   $       929
       NEW SHARES                              0             0       571,440           571

INTEREST EXPENSE - CONVERTIBLE
   DEBENTURES - BENEFICIAL
   CONVERSION FEATURE                          0             0             0             0

NET (LOSS) FOR THE YEAR
   ENDED OCTOBER 31, 2002                      0             0             0             0
                                     -----------   -----------   -----------   -----------

        BALANCE,  OCTOBER 31, 2002             0   $         0    45,000,097   $    45,000

CONVERSION OF DEBENTURES FOR
   COMMON STOCK:
        PRINCIPAL                              0             0   243,234,850       243,235
        INTEREST                               0             0    27,742,606        27,743

FEES AND COSTS FOR ISSUANCE OF
   COMMON STOCK                                0             0             0             0

ISSUANCE OF COMMON STOCK FOR:
   CONSULTING FEES                             0             0    21,161,764        21,162
   LEGAL FEES                                  0             0    12,000,000        12,000
   EMPLOYEE RETENTION BONUSES                  0             0   253,063,228       253,063
  ACCRUED EXPENSES AND PAYABLES                0             0    11,000,000        11,000
  CASH                                         0             0    36,691,176        36,691

INTEREST EXPENSE - CONVERTIBLE
   DEBENTURES - BENEFICIAL
   CONVERSION FEATURE                          0             0             0             0

NET (LOSS) FOR THE YEAR ENDED
   OCTOBER 31, 2003                            0             0             0             0
                                     -----------   -----------   -----------   -----------

BALANCE, OCTOBER 31, 2003                      0   $         0   649,893,721   $   649,894
                                     ===========   ===========   ===========   ===========

                   Additional
                     Paid in       Accumulated
                     Capital         Deficit           Total
                  ------------    ------------    ------------
                  $    131,355    $          0    $    132,284
                        85,145               0          85,716



                     4,283,930               0       4,283,930


                             0      (6,490,465)     (6,490,465)
                  ------------    ------------    ------------

                    15,349,368     (20,336,150)     (4,941,782)



                       108,536               0         351,771
                        11,746               0          39,489


                       (63,187)              0         (63,187)


                       110,088               0         131,250
                        44,500               0          56,500
                       442,125               0         695,188
                        49,500               0          60,500
                             0               0          36,691



                     1,379,077               0       1,379,077

                    (4,462,182)     (4,462,182)
                             0

                  $ 17,431,753    $(24,798,332)   $ (6,716,685)
                  ============    ============    ============

                             See Accompanying Notes.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002


                                                                   2003           2002
                                                                -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss) from continuing operations                    $(4,462,182)   $(6,010,911)
       Adjustments to reconcile net (loss) to
         net cash (used) by operating activities of
         continuing operations:
           Loss from discontinued operations                              0       (479,554)
           Write-off of intangible assets                           125,000              0
           Depreciation                                              21,875         24,504
           Amortization                                              39,000          3,333
         Interest expense - convertible debentures-beneficial
             conversion feature                                   1,379,077      4,283,930
           Common stock issued for expenses                         889,082        253,216
           Provision for uncollectible accounts                      35,948          8,109
           Provision for obsolete inventory                          10,000              0
       Changes in operating assets and liabilities:
           Accounts receivable                                     (147,832)        73,771
           Inventories                                               41,758
                                                                                    71,141
           Prepaid expenses                                          (6,057)        36,127
           Cash, pledged for letter of credit                       (10,000)             0
           Deposits                                                       0         13,512
           Accounts and notes payable                                91,401        509,519
           Accrued liabilities and taxes                          1,199,630        540,671
           Deferred income                                             (346)         1,421
                                                                -----------    -----------

              NET CASH (USED) IN OPERATING ACTIVITIES              (793,646)      (671,211)
                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                                0        (50,000)
       Purchase of Intellectual Property Rights                           0       (200,000)
       Proceeds from assets held for sale                                 0         48,635
                                                                -----------    -----------

              NET CASH (USED) IN INVESTING ACTIVITIES                     0       (201,365)
                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from issuance of common stock                    36,691         79,500
       Net proceeds from issuance of convertible
          debentures payable                                        686,813        848,723
       Net proceeds from loan payable                                90,000              0
       Repayments on note payable, factor                           (15,000)       (55,734)
       Repayment of not payable, other                               (3,666)        (5,946)
                                                                -----------    -----------

                             See Accompanying Notes.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002


                                                                  2003          2002
                                                              -----------   -----------
NET CASH PROVIDED BY
   FINANCING ACTIVITIES                                       $   794,838   $   866,543
                                                              -----------   -----------


NET (DECREASE) IN CASH                                              1,192        (6,033)

CASH, AT
   BEGINNING OF YEAR                                                  948         6,981
                                                              -----------   -----------

CASH, AT
   END OF YEAR                                                $     2,140   $       948
                                                              ===========   ===========


SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION

       Cash paid during year for:

          Interest                                            $     8,566   $    33,209
                                                              ===========   ===========

          Taxes                                               $        50   $        50
                                                              ===========   ===========

NON-CASH INVESTING AND FINANCING
   ACTIVITIES

       Issuance of common stock for convertible debentures    $   351,771   $   364,365
                                                              ===========   ===========

       Issuance of common stock for fees, services and
         expenses                                             $   889,082   $   274,216
                                                              ===========   ===========

       Issuance of common stock for accounts payable
          and accrued liabilities                             $    93,846   $   564,927
                                                              ===========   ===========

       Interest expense - convertible debentures-beneficial
          conversion feature                                  $ 1,379,077   $ 4,283,930
                                                              ===========   ===========

                             See Accompanying Notes.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002


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

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002



NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                Accounts Receivable

                Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable.

                Allowance for Doubtful Accounts

                The allowance for doubtful accounts on accounts receivables is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired (bankruptcy lack of contact, age of account balance, etc.).

                Inventories

                Inventories  are  stated  at  the  lower  of  cost   (determined
                principally by average cost) or market. The inventories are comprised of finished products at October 31, 2003.

                Prepaid Expense

                The Company's prepaid expenses are being amortized over a one year period

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

                The Companies depreciate their property and equipment for financial reporting purposes using the straight-line method based upon the following useful lives of the assets:

                           Tooling                                    3 Years
                           Machinery and equipment                   10 Years
                           Office furniture and equipment        5 - 10 Years
                           Vehicles                                   5 Years
                           Molds                                      5 Years

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002



NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                Long-Lived Assets

                Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Asset to be Disposed of," requires that long-lived assets by reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses the recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.

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

                Disclosure About Fair Value of Financial Instruments

                The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at October 31, 2003, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                Advertising

                All direct advertising costs are expensed as incurred. The Company charged to operations $45,028 and $23,167 in advertising costs for the years ended October 31, 2003 and 2002, respectively.

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

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002


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

                Purchases

                The Company relies primarily on three suppliers for its products. The loss of a supplier could have a material impact on the Company's operations. Purchases from these suppliers for the year ended October 31, 2003 totaled 24%, 20% and 8%.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                Revenues

                For the year ended October 31, 2003, the Company had two customers whose sales exceeded 48%, (35% and 13%), of total revenues.

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

                Recent Accounting Pronouncements

                In April 2003, the FASB issued 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt and an amendment of that statement, SFAS 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. The rescission of these Statements alters the financial reporting requirements from gains and losses resulting from the extinguishments of debt. These gains or losses should now be reported before extraordinary items, unless the two requirements for extraordinary items are met. This statement also rescinds SFAS 44, Accounting for Intangible Assets of Motor Carriers and amends SFAS 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishments of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary shall be reclassified. The provision of this Statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002.


                In June of 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies EITF Issue 94-3. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity's commitment to an exit plan, as required by EITF Issue 94-3. The Company will adopt the provisions of SFAS 146 effective January 1, 2003.

                In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". This Statement amends SFAS No. 123, "Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The alternative methods of transition of SFAS 148 are effective for fiscal year ending after December 15, 2002. The Company follows APB 25 in accounting for its employee stock options. The disclosure provision of SFAS 148 is effective for years ending after December 15, 2002 and has been incorporated into these consolidated financial statements and accompanying footnotes.

                In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer of debt classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or an asset in some circumstances) instead of equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company will adopt this Statement on July 1, 2003. The Company does not believe that any of these recent accounting pronouncements will have a material impact on their financial position or results of operations.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002



NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                Recent Accounting Pronouncements (Continued)



NOTE 2  ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

                A summary of accounts receivable and allowance for doubtful accounts is as follows:


                      Accounts receivable                     $          165,251

                      Allowance for doubtful accounts                     41,500
                                                              ------------------

                             Net accounts receivable          $          123,751
                                                              ==================

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002


NOTE 2  ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS (CONTINUED)

                      Allowance for doubtful accounts

                             Balance, at November 1, 2002                                            $           58,109

                             Additions for the year                                                              35,948

                             Write-off of uncollectible accounts
                                for the year                                                                   ( 52,557)
                                                                                                     ------------------

                             Balance, at October 31, 2003                                            $           41,500
                                                                                                     ==================

NOTE 3  PROPERTY AND EQUIPMENT

                Property and equipment and  accumulated  depreciation at October
                31, 2003 consists of:

                      Tooling                                                                        $           68,100
                      Machinery and equipment                                                                    37,641
                      Office furniture and equipment                                                             81,027
                      Vehicle                                                                                    39,141
                      Molds                                                                                      25,000
                                                                                                     ------------------
                                                                                                                250,909
                      Less accumulated depreciation                                                             187,580
                                                                                                     ------------------

                      Total property and equipment                                                   $           63,329
                                                                                                     ==================
NOTE 4  INTELLECTUAL PROPERTY RIGHTS AND RELATED ROYALTY AGREEMENT

                On July 11, 2002, the Company purchased the Xela Case Keyboard and all related Intellectual Property and Resale Rights from ttools, LLC for $200,000. The Company is obligated to pay a royalty of $2.00 per unit sold on the first one million units.
                In accordance with FASB 142, the Company will amortize the Intellectual Property Rights over its estimated useful life of three years from the date the products are fully developed and ready for sale. As of October 31, 2003, the Company has written off 50% of the intellectual property rights due to impairment.

                Estimated Amortization Expense:

                For the year ended October 31, 2004                                                  $           22,182
                For the year ended October 31, 2005                                                              22,182
                For the year ended October 31, 2006                                                              16,636
                                                                                                     ------------------

                               Total Estimated Amortization Expense                                  $           61,000
                                                                                                     ==================

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002


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

                           Total amount of note                                                      $          373,159

                           Less allowance for doubtful collection                                              (373,159)
                                                                                                     ------------------

                                Note Receivable, Net                                                 $                0
                                                                                                     ==================

NOTE 6  NOTE PAYABLE, GAMMAGE AND BURNHAM

                In July 2001, the Company issued a note to Gammage and Burnham, PLC for the payment of $80,000 of legal fees previously recorded in accounts payable. The note is secured by accounts receivable but the security is waived in favor of the note payable to Platinum Funding Corporation providing Gammage and Burnham PLC receives $2,500 each time that Invnsys draws against its factoring line. As of October 31, 2003, the Company is in default of their loan agreement. The note was paid in full
                November 4, 2003, in exchange for 8,108,108 shares of common stock.

NOTE 7  LOAN PAYABLE, ENTERPRISE CAPITAL AG

                In September and October 2003, the Company received an advance of funds from Enterprise Capital AG totaling $90,000. The loan is unsecured, bears no interest and has no due date.

NOTE 8  TAXES PAYABLE

                Taxes payable consists of the following:

                      Payroll taxes payable, current and deferred                                    $          197,912
                      California income tax payable                                                              19,028
                                                                                                     ------------------

                                                                                                     $          216,940
                                                                                                     ==================

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002


NOTE 9  INCOME TAXES

Deferred Taxes

The components of deferred tax assets are as follows:

         Net operating loss carryforwards                     $2,900,500
         Accrued expenses and miscellaneous                        8,800
                                                              ----------
                                                               2,909,300
             Less valuation allowance                          2,909,300
                                                              ----------
      Net deferred tax asset                                  $        0
                                                              ==========

A  reconciliation of the valuation allowance is as follows:

      Balance, at November, 2002                              $1,158,265
      Addition for the period                                  1,751,035
                                                              ----------

      Balance, at October 31, 2003                            $2,909,300
                                                              ==========

                Tax Carryforwards

                The Company has the following tax carryforwards at October 31, 2003

                                                                Expiration
          Year                          Amount                     Date
--------------------------------------------------------------------------------
  Net operating loss
  October 31, 1995              $               2,500        October 31, 2010
  October 31, 1997                            253,686        October 31, 2012
  October 31, 1998                             71,681        October 31, 2013
  October 31, 1999                            842,906        October 31, 2019
  October 31, 2000                          3,574,086        October 31, 2020
  October 31, 2001                          5,051,232        October 31, 2021
  October 31, 2002                          1,838,129        October 31, 2022
  October 31, 2003                          2,890,718        October 31, 2023
                                ---------------------

                                $          14,524,938
                                =====================

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002


NOTE 10 CONVERTIBLE DEBENTURES

                Unsecured Convertible Debentures
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

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002


NOTE 9  CONVERTIBLE DEBENTURES (CONTINUED)

                                                                                                                  Current
                                                                                             Total                Portion
                                                                                             -----                -------
                 11.  Debenture  holders  have an eighteen  month right of first refusal on future disposition of stock by the Company.
                 12.  Restriction  on payment of dividends,  retirement of stock or issuance of new securities.
                 13.  On January 29, 2001,  the  debenture  was  converted  into common stock and paid-in-full.

                $5,000,000 Convertible Debenture                                        $    1,668,702        $    1,668,702
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

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002


NOTE 10 CONVERTIBLE DEBENTURES (CONTINUED)

                                                                                                                  Current
                                                                                             Total                Portion
                                                                                             -----                -------

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

                13. On  January  12,  2004,   the   debenture  was  acquired  by
                    Enterprise Capital AG.

                Laurus Master Fund, Ltd.                                                $     323,985           $    323,985
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

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002


NOTE 10 CONVERTIBLE DEBENTURES (CONTINUED)

                                                                                                             Current
                                                                                          Total              Portion
                                                                                          -----              -------
                5.    Conversion  terms - The  debenture  holder  shall have the right  to  convert  all or a  portion  of the  outstanding principal  amount  of  this  debenture  plus  any  accrued interest  into such  number  of shares of common  stock as
                      shall  equal  the   quotient   obtained  by  dividing  the
                      principal  amount  of  this  debenture  by the  applicable conversion price.
                6.    Conversion  price - Lower of eighty percent of the average of the three  lowest  closing  bid prices for a  specified three day or twenty-two day period.
                7.    Prepayment  - The  debenture  may not be paid prior to the maturity date without the consent of the holder.
                8.    On  January  12,  2004,  the  debenture  was  acquired  by
                      Enterprise Capital AG.

                Alpha Capital                                                           $   240,000         $ 240,000
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

                7.  The debentures are unsecured.

                8.  In February  2004,  the debenture was converted  into common stock and paid-in-full.
                                                                                        -----------        ----------

                      Total unsecured convertible debenture                             $ 2,982,687        $2,232,687
                                                                                        -----------        ----------

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002


NOTE 10 CONVERTIBLE DEBENTURES (CONTINUED)

                                                                                                                Current
                                                                                           Total                Portion
                                                                                           -----                -------
                Secured convertible debentures                                            1,033,150            1,033,150
                ------------------------------

                AJW Entities

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

                7. On January 28, 2004, the agreement was renegotiated and subsequently converted into common stock and paid-in-full.


                    Total Secured Convertible Debentures                                $ 1,033,150          $ 1,033,150
                                                                                        ===========          ===========

                    Total Debentures                                                    $ 4,015,837          $ 3,265,837
                                                                                        ===========          ===========

                Maturities of convertible debentures are as follows:

                                                    2004                                                     $ 3,265,837
                                                    2005                                                         750,000
                                                                                                             -----------

                                                            Total                                            $ 4,015,837
                                                                                                             ===========

        See Note 22 for conversion of debentures subsequent to October 31, 2003.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002

NOTE 11 NOTE PAYABLE, OTHER

                Note payable to Community  First National Bank is due in monthly payments of principal  and interest of $545 with  interest at 7%
                until March 7, 2004. The note is secured by an automobile  which
                costs $36,000 and has a book value of $0.                                              $           4,920
                                                                                                       =================

                Maturities of long-term debt are as follows:

                               2004                                                                    $            4,920
                                                                                                       ==================

NOTE 12 DISCONTINUED OPERATIONS

                The network integration services, digital subscriber line high speed internet connection services, and Co-Location computer data and server facility were discontinued on October 31, 2001.

                The following information is presented for the discontinued operations:

                A.  Segments discontinued - as indicated above

                B.  Discontinued date - October 31, 2001

                C. Manner of disposal - write-down of assets to fair market value and sale of segments

NOTE 13 COMPUTATION OF EARNINGS PER SHARE

                                              2003             2002
                                          -------------    ------------
From continuing operations

  Net (loss) from continuing operations   $  (4,462,182)   $  (6,010,911)
                                          -------------    ------------
  Weighted average number of common
  shares outstanding                        231,553,359       26,404,820

  (Loss) per share                        $        (.02)   $      (0.23)

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002


NOTE 13 COMPUTATION OF EARNINGS PER SHARE (CONTINUED)

                                                                              2003                  2002
                                                                        ---------------       --------------

                From discontinued operations
                  Net (loss) from discontinued operations               $             0       $    ( 479,554)
                                                                        ---------------       --------------
                  Weighted average number of common
                  shares outstanding                                        231,553,359           26,404,820

                  (Loss) per share                                      $          N/A        $        ( .02)


                The Company has outstanding warrants to purchase 5,187,116 shares of its common stock which have not been included in the above computation, as they are anti-dilutive.

NOTE 14 CANCELLATION OF DEBT
                                                 2003              2002
                                           --------------    --------------

  Settlement of prior year liabilities     $       85,733    $       44,754
                                           ==============    ==============


NOTE 15 COMMITMENTS AND CONTINGENCIES

                Operating Lease

                The Company leases its office and warehouse facilities in Phoenix, Arizona under the following terms and conditions:

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

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002


NOTE 15 COMMITMENTS AND CONTINGENCIES (CONTINUED)

                Future minimum lease payments excluding taxes and expenses, are as follows:

                               October 31, 2004       $              50,163
                               October 31, 2005                      13,029
                                                      ---------------------

                                                      $              63,192
                                                      =====================

                Rent expense for the nine months ended October 31, 2003 and 2002 was $41,513 and $44,644, respectively.

                Payroll Taxes

                The Company is negotiating a settlement regarding delinquent payroll taxes of approximately $65,000. Interest is being accrued on the outstanding balance. No amounts have been accrued for any penalties.

                Workers' Compensation Insurance

                Through  November  2003,  the  Company  did  not  carry  general
                liability  or  workers'  compensation   coverage,   nor  was  it
                self-insured. The Company accrues liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. As of November 30, 2003, there were no known liability claims. No amounts have been accrued for any penalties which may be assessed by the State of Arizona for non-compliance with the laws and regulations applicable to workers' compensation insurance.

                Legal

                The Company is the defendant in one lawsuit for unpaid wages. Management has recorded a liability in the amount of $20,000.

                The Company is also named as a counter defendant in a lawsuit with a former associate. Although there is a possibility that the Company may be held liable, an estimated range of potential loss cannot be determined at this time, but it is not believed to have a material impact on the financial condition of the Company.


                Officers' Compensation

                As of October 31, 2003, the Company has employment agreements with two of its corporate officers. The contracts are for three years beginning July 2001 and provide for the following:

                1.  Salaries  from  $150,000 to $250,000  for each  officer.

                2.  Bonuses of 1% of total sales for each officer.

                3. Options for 120,000 shares of common stock which will vest and be exercisable for a period of ten years.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002


NOTE 15 COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

NOTE 16 COMMON STOCK

                Stock Issuances

                1. On November 26, 2002, the Company filed an S-B Registration Statement with the SEC and subsequently issued 9,000,000 shares of common stock to individuals for services rendered.
                2. On December 6, 2002, the Company issued 1,500,000 shares of restricted common stock in consideration of services rendered.
                3. On February 7, 2003, the Company issued 105,775,711 shares of restricted common stock to its current officers and employees as a retention bonus.
                4. On June 12, 2003, the Company issued 100,000,000 shares of restricted common stock to its current offices and employees as a retention bonus.
                5. On June 9, 2003, the Company filed an S-8 registration statement with the SEC and subsequently issued 64,640,458 shares of common stock to officers and employees for retention bonuses and individuals for services rendered.
                6. On August 14, 2003, the Company issued 16,308,823 shares of restricted common stock in consideration of services rendered.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002


NOTE 16         COMMON STOCK (CONTINUED)

                Stock Purchase Warrants

                As of October 31, 2003, the Company has issued the following common stock purchase warrants:

                        Number                       Exercise
      Date            of Shares    Term               Price
      ----            ---------    ----               -----

December 28, 1999       20,000   5 years       $           9.40
January 10, 2000        28,125   5 years       $           9.90
March 27, 2000          61,500   5 years       $  14.50 - 20.50
May 17, 2000            12,500   3 years       $  10.20 - 50.00
August 30, 2000          3,413   5 years       $           9.37
August 30, 2000         25,000   3 years       $           5.00
August 30, 2000         25,000   3 years       $           7.50
August 30, 2000          3,636   3 years       $          10.00
September 3, 2000       10,900   3 years       $          10.00
September 27, 2000      27,875   3 years       $           9.00
October 31, 2000        50,000   2 years       $           4.76
December 20, 2000       40,000   5 years       $           2.28
December 20, 2000       15,000   5 years       $           2.28
April 26, 2001         150,000   5 years       $           1.23
June 22, 2001          150,000   5 years       $           0.42
June 27, 2001          150,000   5 years       $           0.21
August 21, 2001         52,500   5 years       $           0.39
October 9, 2001         35,000   5 years       $           0.26
January 15, 2002        16,667   5 years       $105% of Closing
January 15, 2002        50,000   5 years       $105% of Closing
January 30, 2002       500,000   5 years       $           0.06
April 23, 2002         300,000   5 years       $           0.06
August 15, 2002        105,000   5 years       $           0.05
October 9, 2002         75,000   5 years       $           0.05
November 5, 2002        30,000   5 years       $           0.05
January 31, 2003     1,500,000   5 years       $           0.01
March 20, 2003         500,000   7 years       $           0.01
May 9, 2003            500,000   7 years       $           0.01
June 12, 2003          750,000   7 years       $           0.01
                     ---------
                     5,187,116
                     =========

                5,187,116 shares are exercisable at October 31, 2003.

            See Accompanying Notes and Independent Auditors' Report.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002


NOTE 17 EMPLOYEE STOCK OPTIONS

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

NOTE 20 CHANGE IN AUTHORIZED SHARES

                On February 24, 2003, the Articles of Incorporation were amended to increase the number of authorized shares of common stock from 450,000,000 shares to 5,000,000,000 shares.

NOTE 21 4TH QUARTER INTERIM RESULTS OF OPERATIONS (UNAUDITED)

Revenues                                             $   202,990
Costs and expenses                                     1,179,518
                                                     -----------

Loss from operations                                 $  (976,528)
                                                     ===========

NOTE 22 SUBSEQUENT EVENTS (UNAUDITED)

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002


NOTE 22 SUBSEQUENT EVENTS (UNAUDITED) (CONTINUED)

                Spin-Off

                On July 20, 2003, the Board of Directors approved the spin-off of IBIZ, Inc., a wholly owned subsidiary of the Company, into a separate company. Management estimates that the transaction should be completed in the second quarter of fiscal, 2004.

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

                IBIZ Technology Corp. will continue to distribute its product line in the United States of America providing sub-licenses for all products to IBIZ, for worldwide distribution. IBIZ, Inc. will sign distribution agreements with IBIZ Technology Corp. for distribution of its products in the United States. IBIZ will support IBIZ Technology Corp. in engineering, production, and business development, through synergetic agreements using Enterprises Capital AG and its affiliates infrastructure in Europe and Israel.

                Options

                On November 1, 2003, the Company granted an individual the option to purchase 200,000,000 shares of common stock at the exercise price of the average closing price for the three days prior to exercise less a 40% discount.The option is exercisable commencing November 1, 2003 and expires after January 15, 2004.

                During December 2003, the Company granted an individual the option to purchase 50,000,000 shares of common stock at the exercise price of market value at the date of exercise less a 40% discount.

                On January 28, 2004, the Company granted Pangea Investments GmbH the option to purchase 100,000,000 shares of common stock at the exercise price of market value at the date of exercise less a 50% discount. The option is exercisable commencing January 28, 2004 and expires after January 29, 2014.

                As of February 4, 2004, the Company has received approximately $1,098,000 cash as a result of the Company's Optionholders exercising their options to purchase chares of common stock.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002



NOTE 22 SUBSEQUENT EVENTS (UNAUDITED) (CONTINUED)

                Convertible Debentures

                During the period from November 1, 2003 through January 15, 2004, the convertible debenture holders converted $1,033,404 of principal and $80,104 of accrued interest for 819,302,914 shares.

                During January 2004, the Company's remaining principal balances of its convertible debentures were acquired by Enterprise Capital AG.

                Stock Issuances

                On October 31, 2003, the Company filed an S-8 Registration Statement with the SEC and subsequently issued 21,108,108 shares of common stock to individuals for services rendered, payment of accounts payable and payment of a note payable.

                On December 5, 2003, the Company filed an Amendment to the S-8 Registration Statement previously filed on October 31, 2003, and subsequently issued 81,000,000 shares of common stock to individuals for services rendered, 110,000,000 shares of common stock to individuals for options exercised and 204,482,761 shares of common stock to its current officers and employees as bonuses for the fiscal year-end.

                Stock Issuances (Continued)

                On January 7, 2004, the Company issued 194,137,931 shares of restricted common stock to its current officers and employees as a retention bonus.

                On January 29, 2004, the Company filed an Amendment to the S-8 Registration Statement previously filed on October 31, 2003, to increase the number of shares available for issuance by 450,000,000.

                Acquisition of Synosphere, LLC

                On February 3, 2004, the Company acquired 5,000,000 Interests, representing all of the Interest, of Synosphere, LLC, ("Synosphere"), in exchange for 30,000,000 shares of common stock. Synosphere is a Plano, Texas based corporation specializing in the development of innovative handheld computer technologies.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002



NOTE 22 SUBSEQUENT EVENTS (UNAUDITED) (CONTINUED)

                Acquisition of Synosphere, LLC (Continued)

                The Company entered into employment agreements with two of the current directors/officers of Synosphere. The term of these employee agreements shall be two years following the closing and transferable in the event of a sale of Synosphere to another entity or if Synosphere is spun-off. The employees shall receive annual base salaries of $112,000 and $102,000 per year with healthcare benefits. In addition, each employee shall receive a sign-on bonus of 2,500,000 chares of common stock. Furthermore, the employees shall receive an Earn Out bonus of common stock in eight payments, each made quarterly, in the amount of $62,500. A "golden parachute" clause shall be put in place, such that if either of the employee agreements are terminated by the Company or any successor they are payable in full at the date of their termination. Finally, one of the employees shall be appointed to the Company's Board of Directors.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Except as noted below, based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during fiscal year 2003, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common Stock that, during fiscal year 2003, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth certain compensation paid or accrued by us to certain of our executive officers during fiscal years ended 2003, 2002 and 2001. Summary Compensation Table

                                                                           Other
                                                           Annual      Restricted     Options       LTIP
  Name & Principal                Salary       Bonus       Compen-        Stock         SARs       Payouts      All Other
      Position          Year        ($)         ($)      sation ($)    Awards ($)      (#)(1)        ($)      Compen-sation
--------------------- --------- ------------ ----------- ------------ -------------- ----------- ------------ --------------
Kenneth W. Schilling,   2003    175,000.00        0            0       523,652.39(1)       0            0             0
President, CEO,         2002     68,750.00        0            0        57,691.82(1)       0            0             0
Acting Principal        2001    200,000.00     26,138          0             0         300,000          0             0
Accounting Officer,
and Director
--------------------- --------- ------------ ----------- ------------ -------------- ----------- ------------ --------------
Mark H. Perkins,        2003    150,000.00        0            0         521,634.65        0            0             0
Executive Vice          2002     69,791.69        0            0          57,021.48        0            0             0
President, Director     2001    150,000.00     26,138          0             0         300,000          0             0
--------------------- --------- ------------ ----------- ------------ -------------- ----------- ------------ --------------

(1) Represents 57,691,823 restricted shares issued at the market price of $0.001 on August 22, 2002.

(2) Represents 57,021,476 restricted shares issued at the market price of $0.001 on August 22, 2002.

OPTIONS

No options were exercised or granted during the last fiscal year.

There were no long-term incentive plans or rewards made in fiscal 2003.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT.

As of February 11, 2004, there were 2,132,956,988 shares of common stock, par value $0.001 outstanding. The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 11, 2004:

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


                                                   Amount of
                  Name and Address                 Beneficial       Percent of
Title of Class    of Beneficial Owner              Ownership (1)    Class
--------------    ----------------------------     ---------------  -----------
Common Stock      Kenneth W. Schilling             257,737,722       12.08%
                  2238 West Lone Cactus Drive
                  Suite 200
                  Phoenix, Arizona 85021

Common Stock      Mark H. Perkins                  243,143,298       11.40%
                  2238 West Lone Cactus Drive
                  Suite 200
                  Phoenix, Arizona 85021


Common Stock      Shares of all directors and      500,881,020       23.48%
                  executive officers as a
                  group (2 persons)


IBIZ TECHNOLOGY CORP. STOCK OPTION PLAN

The iBIZ Technology Corp. Stock Option Plan provides for the grant of stock options to purchase common stock to eligible directors, officers, key employees, and service providers of iBIZ. The stock option plan covers an aggregate maximum of ten million (10,000,000) shares of common stock and provides for the granting of both incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986, as amended) and non-qualified stock options (options which do not meet the requirements of Section 422). Under the stock option plan, the exercise price may not be less than the fair market value of the common stock on the date of the grant of the option. As of October 31, 2001, 3,145,000 options had been granted to 37 *persons (net of cancelled and exercised) under the plan at exercise prices of between $0.53 and $5.00. As of February 11, 2003, the market price of the stock was $0.04. The options have been granted for periods ranging from one (1) to ten (10) years, subject to earlier cancellation upon termination of employment, resignation, disability and death. The options vest pursuant to the terms of each individual option, which to date have ranged from immediate to a five (5) year period.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

IBIZ did not file a Form 8-K for during the last quarter ending on December 31, 2003.

  Exhibit No.     DESCRIPTION
--------------------------------------------------------------------------------
     2.01(1)      Plan of Reorganization and Stock Exchange Agreement dated
                  January 1, 1999
     3.01(1)      Articles of Incorporation, as amended
     3.02(1)      Bylaws
    10.03(1)      IBIZ Technology Corp. Stock Option Plan dated January 31, 1999

  Exhibit No.   DESCRIPTION
--------------------------------------------------------------------------------

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

10.44(12)       Technology  Corp.,  dated  as of  June  22,  2001  between  iBiz
                Technology and The Keshet Fund, L.P.

Exhibit No.     DESCRIPTION
--------------------------------------------------------------------------------

10.45(12)       Form of 8%  Convertible  Debenture  Due  October  June 22,  2002
                between iBiz Technology and The Keshet Fund, L.P.

10.46(12)       Form of Warrant  dated July 30, 2001 issued to The Keshet  Fund,
                L.P.

31.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes -Oxley Section 302.

32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. Section 1350


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

                                By: /s/ Kenneth W. Schilling
                                    -------------------------------------
                                    Kenneth W. Schilling, President,
                                    Director



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