Form 10KSB/A
period 2003-10-31
IBIZ TECHNOLOGY CORP
filed 2004-02-27
CIK 1079893

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

                          INDEPENDENT AUDITORS' REPORT

To  The  Board  of  Directors  and   Stockholders   IBIZ  Technology  Corp.  and
Subsidiaries

We have audited the accompanying consolidated balance sheet at October 31, 2003 and the related consolidated statements of operations, stockholders' (deficit) and cash flows of IBIZ Technology Corp. and Subsidiaries for the years ended
October 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respect, the financial position of the Company at October 31, 2003 and the results of its operations and its cash flows for the years ended October 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.






/s/ Farber & Hass, LLP.
-----------------------
Oxnard, California


January 21, 2004

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