Form 10KSB/A
period 2003-10-31
IBIZ TECHNOLOGY CORP
filed 2004-03-03
CIK 1079893

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A2

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

On February 28, 2001, the Securities and Exchange Commission (the "Commission") commenced an administrative proceeding against the Company. The Company has negotiated and submitted a settlement offer, which has been formally approved by the Commission itself. This settlement has resulted in an administrative order being issued which orders the Company to cease and desist from committing or causing any future violations of Section 10(b) of the Securities and Exchange Act of 1934 and Rule 10b-5 thereunder. No other relief against the Company is being sought.

This administrative proceeding is based on the Commission's allegations that the Company, through its President and CEO Ken Schilling, referenced certain reports prepared by Michael A. Furr in its press releases, and posted hyperlinks to Furr's reports on its website. The Commission alleges that the Furr reports contained false revenue and stock price projections. The Commission also alleges that the Company falsely characterized Furr as independent of the Company. The Company neither admits nor denies the allegations as part of the settlement offer.

On February 28, 2001, the Securities and Exchange Commission filed a federal court action in the District of Arizona against Ken Schilling, CEO of the Company. Mr. Schilling, however, has reached a settlement with the Commission in which he neither admits nor denies the allegations made against him. Pursuant to this settlement, Mr. Schilling will be permanently enjoined from violating
Section 10(b) of the Exchange Act or Rule 10b-5 thereunder. Mr. Schilling will also be required to pay a $20,000 civil penalty. The allegations relate to those referred to above.

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

Kenneth W. Schilling founded IBIZ'S predecessor, SouthWest Financial Systems, in 1979, and has been Chief Executive Officer, President and a Director since IBIZ'S founding. Mr. Schilling studied for a B.S. in electrical engineering at the University of Pittsburgh from 1970 to 1972 but left for military service prior to receiving his degree. On February 28, 2001, the Securities and Exchange Commission filed a federal court action in the District of Arizona against Mr. Schilling. Mr. Schilling, however, has reached a settlement with the Commission in which he neither admits nor denies the allegations made against him. Pursuant to this settlement, Schilling will be permanently enjoined from violating
Section 10(b) of the Exchange Act or Rule 10b-5 thereunder. Mr. Schilling will also be required to pay a $20,000 civil penalty.

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