Form 10KSB/A
period 2003-10-31
IBIZ TECHNOLOGY CORP
filed 2004-03-10
CIK 1079893

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A3

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

As of February 11, 2004, the aggregate market value of the common stock held by non-affiliates computed by reference to the average bid and asked prices of such stock was $65,283,038.72

As of February 11, 2004, the registrant had 2,521,123,225 shares of common stock, par value $.001 per share, outstanding.

                                     PART I

RECENT DEVELOPMENTS

Spinoff

On July 20, 2003, the Board of Directors of iBIZ Technology, Corp. ("iBIZ" or the "Compnay") approved the spin-off of iBIZ, Inc., a wholly owned subsidiary, into a separate company. Management estimates that the transaction should be completed by the second quarter in 2004

iBIZ Technology, Corp. proposes to issue without consideration non-restricted shares of common stock in iBIZ, Inc. pro rata to all its shareholders as of September 25, 2003 at the ratio of one share of iBIZ, Inc. for each 500 shares of iBIZ Technology Corp. common stock. Approximately 1.1 million shares of iBIZ, Inc. will be distributed to iBIZ Technology, Corp.'s shareholders. As of date, no shares have been issued. The purpose of the spin-off of iBIZ, Inc. is that it will allow management of each business to focus solely on that business. In addition, it should enhance access to financing by allowing the financial community to focus separately on each business. Post spin-off, iBIZ Technology Corp., will retain all of its assets and liabilities.

iBIZ Technology Corp. will continue to distribute its product line in the North and South America providing sub-licenses for all products to iBIZ, Inc. for worldwide distribution, except in North and South America. iBIZ, Inc. and iBIZ Technology Corp. are in the process of negotiating the license and distribution agreements for distribution of its products in the United States. It is currently planned that iBIZ, Inc. will support iBIZ Technology Corp. in engineering, production, and business development, through synergetic agreements (to be negotiated) using Enterprises Capital AG and its affiliates infrastructure in Europe and Israel.

Acquisition of Synosphere

On January 20, 2004, iBIZ Technology Corp. entered into an acquisition agreement with the interestholders of Synosphere, LLC, a Texas limited liability company. The members are the owners of all the issued and outstanding membership interests of equity of Synosphere. Under the terms of this agreement, on the closing date, Synosphere sold to iBIZ Technology Corp all 5,000,000 Interests and iBIZ Technology Corp in turn sold to the shareholders 6 shares of its common stock for each Interest (an aggregate of 30,000,000 shares of common stock). Synosphere specializes in the development of handheld computer technologies.

ITEM 1. DESCRIPTION OF BUSINESS.

iBIZ Technology Corp., through it's wholly-owned operating subsidiary iBIZ Inc., designs, manufactures and distributes personal digital assistant (PDA) accessories and other handheld computing devices. Our expanding product line for the growing PDA market is distributed through retail chains and distributors throughout the United States.

In March 2000, we introduced the Keysync Keyboard and a line of products specific to the personal digital assistant market. On July 11, 2002, iBIZ Technology Corp acquired the intellectual property and marketing rights for the Xela Case Keyboard.

In 2002 the Company began selling the Pocket Radio. The Pocket Radio is compatible with all Palm-based operating systems and is available in Compact Flash ("CF"; for pocket personal computers) and Securred Digital ("SD"; for Palm products).

In 2004, the Company will begin selling it Virtual Laser Keyboard product. The Virtual Laser Keyboard leverages the power of laser and infrared technology and projects a full-size keyboard onto any flat surface. As you type on the laser projection; it analyzes what you're typing by the coordinates of that location. Unlike many small snap-on keyboards for PDAs, the Virtual Laser Keyboard provides a full-size keyboard. It is also smaller and more convenient to use than the folding-type keyboards made by some manufacturers and similar to them in functionality. There are no mechanical moving parts whatsoever in the Virtual Laser Keyboard. It provides a projected image that is the perfect portable input device for PDAs. It's similar in responsiveness to regular keyboards, but extremely futuristic looking. The light weight device weighs two ounces and is similar in size to a disposable cigarette lighter. The Virtual Laser Keyboard includes a self-contained, rechargeable lithium ion battery. It provides the Virtual Laser Keyboard with its own internal power supply, so it doesn't drain any battery power from the PDA or PC(personal computers). The battery lasts three to four hours, more than enough time to do some instant messaging and SMS messaging from the handheld device or to update calendar and phone book entries.

Through February 2004, we have expanded our product mix to more than eighty different individual PDA products manufactured to iBIZ's specifications by various overseas manufacturers.

iBIZ Technology Corp's principal offices are located at 2238 West Lone Cactus, #200, Phoenix, Arizona 85021. iBIZ Technology Corp maintains a website at www.ibizcorp.com. The information on the website is not part of this report.

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

                              PRODUCTS AND SERVICES

iBIZ success is dependent upon the introduction of new products and the enhancement of existing products. iBIZ is actively engaged in the design and development of additional peripherals to augment its present product line. Currently, iBIZ designs many of its products in-house.

Because of the rapid pace of technological advances in the personal computer industry, iBIZ must be prepared to design, develop, manufacture and market new and more powerful hardware products in a relatively short time span.

iBIZ also provides third-Party Hardware, Software, and Related Supplies in an effort to provide our customers a wider range of products.

                        MARKETING, SALES AND DISTRIBUTION

iBIZ markets and distributes products directly to end users through a direct sales force, regional resellers, value-added providers in the banking and point-of-sale ("POS") market and Internet commerce sites.

In addition to direct sales, iBIZ also markets its full range of products directly to retail customers through its website at www.ibizcorp.com or www.ibizpda.com. To date, iBIZ has recognized only nominal revenues from Internet retail sales; however, we are continuing to see moderate revenue increases through this venue. Management believes that direct sales to end users should allow iBIZ to more efficiently and effectively meet customer needs by providing products which are tailored for the customer's individual requirements at a more economical price.

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

iBIZ has an agreement with Catronics, a Chinese manufacturer to build the Xela Case Keyboard. The engineering and manufacturing of the Xela Case Keyboard is done entirely by Catronics. Management believes this relationship allows iBIZ to offer a broader range of products to its customers without the cost of research and development and manufacturing.

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

                             CUSTOMERS FOR PRODUCTS

Throughout its history, iBIZ's ability to deliver innovative product designs and quality customer service has enabled it to provide products to major retailers and distributors. We are highly dependent on a few major customers for a significant portion of our business. For the year ended October 31, 2003, we had 2 customers, Comp USAand Synnex that accounted for 35% ($168,000) and 13% ($61,000), respectively, of our total revenues. For the year ended October 31, 2002, we had 2 customers, Daisy Tek International and Mobile Planet, that accounted for 21% ($75,000) and 18% ($66,000), respectively, of our total revenues. The loss of one of our major retailer customers would materially affect our viability as a company.

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

This administrative proceeding is based on the Commission's allegations that the Company, through its President and CEO Ken Schilling, referenced certain reports prepared by Michael A. Furr in its press releases, and posted hyperlinks to Furr's reports on its website. The Commission alleges that the Furr reports contained false revenue and stck price projections. The Commission also alleges that the Company falsely characterized Furr as independent of the Company. The Company neither admits nor denies the allegations as part of the settlement offer.

On February 28, 2001, the Securities and Exchange Commission filed a federal court action in the District of Arizona against Ken Schilling, CEO of the Company. Mr. Schilling, however, has reached a settlement with the Commission in which he neither admits nor denies the allegations made against him. Pursuant to this settlement, Mr. Schilling will be permanently enjoined from violating
Section 10(b) of the Exchange Act or Rule 10b-5 thereunder. Mr. Schilling was required to pay a $20,000 civil penalty. The allegations relate to those referred to above.

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

OPTION GRANTS

None.

ISSUANCES OF STOCK FOR SERVICES OR IN SATISFACTION OF OBLIGATIONS

During the year ending October 31, 2003, we issued an aggregate of 253,063,228 shares of our common stock to 6 employees in lieu of salaries equaling $695,188.

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

(1) ACCOUNTS RECEIVABLE

Accounts receivable are reported at the customer's outstanding balances less any allowance for doubtful accounts and provision for returned merchandise. We do not normally require collateral to support receivables and interest is not accrued thereon.

(2) ALLOWANCE FOR DOUBTFUL ACCOUNTS AND PROVISION FOR RETURNED MERCHANDISE

The allowance for doubtful accounts on accounts receivables is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. We determine the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired (bankruptcy, lack of contact, age of account balance , etc.). We also provide a provision for returned merchandise based on our history of returns as a percentage of sales.

(3) INVENTORIES

Inventories are stated at the lower of cost (determined principally by average cost) or market.

(4) ACCOUNTING FOR CONVERTIBLE DEBT SECURITIES

We have issued convertible debt securities with non-detachable conversion features. The Company has recorded the fair value of the beneficial conversion features as interest expense and an increase to Additional Paid in Capital.

(5) REVENUE RECOGNITION

We recognize revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectibility is probable. Sales are recorded net of sales discounts. We recognize revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB 101). Our revenues are recorded under two categories:

Product Sales Product sales represent primarily sales of PDA accessories to retailers. Revenue is recorded when the goods are shipped and title passes to the customer. We provide a reserve for sales returns based on our history of returns as a percentage to sales.

During the year we will provide rebates on selected products for a limited sale period, normally 7 days. We contract with a company to process and track the rebates. We provide a reserve for outstanding rebates based on our history of rebates submitted as a percentage of applicable sales.

Maintenance Agreements We continue to sell service agreements to maintain and service computers and printers that were a part of our product line several years ago. We no longer sell such products but continue to offer renewals of maintenance agreements. Income from maintenance agreements is being recognized on a straight-line basis over the life of the service contracts, which range from 3 months to 1 year. The unearned portion is recorded as deferred income.

(6) CONSULTING AGREEMENTS

We issued common stock for payment of consulting services. The cost of the consulting services was determined by multiplying the common shares issued by the market price for the shares at the inception date of the agreement.

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

Revenues
--------

Revenues increased by approximately 36% to $485,382 in the year ended October 31, 2003 from $356,278 in the year ended October 31, 2002. The increase was in product sales resulting from the addition of new customers, the increase in volume sales to an existing national retailer and introduction of new products. The largest impact on our sales in 2003 was from the introduction of the "Pocket Radio" accessory for PDAs. The Pocket Radio consists of card with software that inserts into the PDA which converts it to an FM stereo receiver.

Our maintenance revenues remained relatively comparable at approximately $32,000 in 2003 and 2002. We are not actively pursuing this area of business and do not expect this to be significant in subsequent periods.

Cost of Revenues
----------------

The cost of revenues of $519,003 (107% of sales) in the year ended October 31, 2003 increased from $379,440 (106% of revenues) for the year ended October 31, 2002. Cost of revenues in 2003 consists of approximately $301,000 (62% of revenues) of direct material, packaging and freight, provision for obsolete inventories totaling $53,000 (11% of revenues) and $165,000 (34% of revenues) of salaries and employee related costs. Cost of sales in 2002 consists of $180,000 (51% of revenues) of direct material, packaging and freight, provision for obsolete inventories totaling $90,000 (25% of revenues) and $109,000 (31% of sales) of salaries and employee related costs. The increase in the direct material, packaging and freight costs as a percentage from 2002 to 2003 is due to the change in product mix from higher margin chargers and travel kits to the lower margin Pocket Radios. As noted, a significant portion of the components of our cost of revenues is wages and benefits which, in our business, are generally fixed in nature. Because of our cash flow problems we were unable to retain employees to support our production and servicing and, accordingly, our Vice president, Mark Perkins, devoted approximately 25% of his time to this area in 2003.

The Company's products experience a high degree of technological obsolescence based on the rapidly changing market for PDA-related products and the introduction of new PDAs. The Company evaluates its inventories based on sales over a rolling six-month period and industry publications of PDA-related product changes in order to determine the write-off of slow-moving and obsolete inventories.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately 1% to $1,526,660 in the year ended October 31, 2003 from $1,516,776 in the year ended October 31, 2002. The main components in these expenses are salaries and wages for its key employees and officers (2003-$683,000; 2002-$700,000), professional fees (2003-$255,000; 2002-$219,000) and consulting fees (2003-$206,000;
2002-$199,000).

Officer Bonuses
---------------

During 2003 we paid our officers and certain key employees $1,132,882 in stock and cash in order to retain their services despite reduced revenues over the last two years and delays in payment of wages due to cash flow problems. The following table indicates the retention bonuses buy officer in 2003:

------------------------------ -------------- ------------- -------------
Name                                Stock         Cash          Total
------------------------------ -------------- ------------- -------------
Ken Schilling                       $523,652        $4,798      $528,449
Mark Perkins                         521,635         4,798       526,432
Other employees as a
group                                 78,000                      78,000
------------------------------ -------------- ------------- -------------
Total                             $1,123,287        $9,595    $1,132,882
------------------------------ -------------- ------------- -------------

Write-off of Intangible Assets
------------------------------

During 2003 we wrote off 50% of the value of Intellectual Property Rights acquired in 2002 in order to value it at its estimated fair value.

Interest Expense
----------------

Interest expense increased 41% to $353,516 in the year ended October 31, 2003 from $250,057 in the year ended October 31, 2002. The increase is a result of additional convertible debentures issued in 2002 and 2003.

Beneficial Interest Expense
---------------------------

We record the excess of the fair value of the stock price at the date of issuance of convertible debentures over the conversion price on the same date as interest expense-beneficial conversion feature. The amount decreased to $1,379,077 in 2003 from $4,283,930 in 2002 due to the amount of debentures issued, the conversion formula and the relative stock prices during the dates of grant..

Liquidity and Capital Resources
-------------------------------

As of October 31, 2003, we had a working capital deficit of $6,093,514 as compared to a working capital deficit of $4,247,020 at October 31, 2002. The increase in the deficit is primarily due approximately $690,000 in convertible debentures issued in 2003, a $735,000 increase in additional unpaid wages and bonuses and $312,000 in additional interest due on the convertible debentures. We have $3,265,837 and $750,000 of debt payments related to convertible debentures due within the next year and next two to five years, respectively. Subsequent to October 31, 2003, $2,023,150 of these debt payments were converted in full to common stock and the remaining balance of $1,992,687 was renegotiated to more favorable terms. Accrued wages and bonuses totaling $1,248,000 were also satisfied subsequent to year end.

Cash Flows from Operations

Our cash flow from operations used $793,646 in 2003 compared to $671,211 in 2002. The increase in cash used is primarily due to increased receivables in the fourth quarter of 2003 versus 2002 (revenues were $200,000 in the fourth quarter of 2003 versus $50,000 in 2002), partially offset by the increase in accounts payable and accrued expenses resulting from our tight cash flows during the year. Our primary suppliers are based in Asia and require advance payment on all orders. Based on the initial reception of our new product, the "Virtual Keyboard" (set to be delivered to retailers in April 2004) and the continued success of our Pocket Radio product, we are confident that our cash flows will be positive in 2004. We currently have a backlog of orders totaling $650,000. As with other technology-related products, our success depends on acceptance of our products in the market and introduction of new products. If our products do not continue to receive acceptance in the market our cash flows can quickly turn negative.

Cash Flows from Investing Activities

Cash used for investing activities was $-0- in 2003 versus $201,000 in 2002 (primarily the purchase of Intellectual Property Rights and tooling related to a new product line in 2002. As discussed above, we wrote-off 50% of the value of this product line value in 2003. due If we are successful in raising additional equity capital in 2004, we expect to incur significant investing activity related to the acquisition of additional product lines and complimentary businesses.

Cash Flows from Financing Activities

Cash provided by financing activities consisted of a $90,000 loan from a foreign company (Enterprise Capital AG) and the issuance of convertible debentures totaling $686,813. We may need to raise additional capital through the issuance of common stock and/or debt, which will be used to expand our infrastructure and acquire additional product lines and complimentary businesses.

In January 2004 we entered into an agreement to purchase the assets of Synosphere LLC for 30 million shares of common stock valued at $1.2 million .We currently have no other material commitments for capital expenditures.

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

iBIZ Technology Corp. will continue to distribute its product line in the United States providing sub-licenses for all products to iBIZ, for worldwide distribution. iBIZ, Inc. and iBIZ Technology Corp. are in the process of negotiating the license and will sign distribution agreements with iBIZ Technology Corp. for distribution of its products in the United States. . It is currently planned that iBIZ, Inc. will support iBIZ Technology Corp. in engineering, production, and business development, through synergetic agreements (to be negotiated) using Endeavour Capital and its affiliates infrastructure in Europe and Israel.

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

Acquisition

On January 20, 2004, the Company acquired 5,000,000 Interests, representing all of the Interests, of Synosphere, LLC, ("Synosphere"), in exchange for 30,000,000 shares of common stock. Synosphere is a Plano, Texas based corporation specializing in the development of innovative handheld computer technologies.

The Company entered into employment agreements with two of the current directors/officers of Synosphere. The term of these employee agreements shall be two years following the closing and transferable in the event of a sale of Synosphere to another entity or if Synosphere is spun-off. The employees shall receive annual base salaries of $112,000 and $102,000, respectively, per year with healthcare benefits. In addition, each employee shall receive a sign on bonus of 2,500,000 shares of common stock. Furthermore, the employees shall each receive an Earn Out bonus of common stock in eight payments, each made quarterly, in the amount of $62,500. A "golden parachute" clause shall be put in place such that if either of the employee agreements are terminated by the Company or any successor they are payable in full at the date of their termination. Finally, one of the employees shall be appointed to the Company's Board of Directors.

Increase in Cash Subsequent to October 31, 2003

On November 1, 2003, the Company granted an individual the option to purchase 200,000,000 shares of common stock at the exercise price of the average closing price for the three days prior to exercise less a 40% discount. The option is exercisable commencing November 1, 2003 and expires after January 15, 2004.

On December 15, 2003, the Company granted an individual the option to purchase 50,000,000 shares of common stock at the exercise price of market value at the date of exercise less a 15% discount. The option expires 5 years from the date of grant.

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

In June of 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies EITF Issue 94-3. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity's commitment to an exit plan, as required by EITF Issue 94-3. The Company adopted the provisions of SFAS 146 effective January 1, 2003.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer of debt classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or an asset in some circumstances) instead of equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted this Statement on July 1, 2003.

The Company does not believe that any of these recent accounting pronouncements will have a material impact on their financial position or results of operations.

ITEM 7. FINANCIAL STATEMENTS.

                     iBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------

INDEPENDENT AUDITORS' REPORT......................................        F1

FINANCIAL STATEMENTS

       Consolidated Balance Sheet.................................        F2

       Consolidated Statements of Operations......................      F3 - F4

       Consolidated Statement of Stockholders' (Deficit)..........      F5 - F6

       Consolidated Statements of Cash Flows......................      F7 - F8

       Notes to Consolidated Financial Statements.................      F9 - F29

                          INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders of iBIZ Technology Corp. and Subsidiaries

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


                            /s/ Farber & Hass, LLP.
                            -----------------------
                            Oxnard, California

January 21, 2004
                     iBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                OCTOBER 31, 2003

                                     ASSETS

CURRENT ASSETS

   Cash                                                           $      2,140
   Cash, pledged for letter of credit                                   10,000
   Accounts receivable, net                                            123,751
   Inventories                                                          43,842
   Prepaid expenses                                                     24,057
                                                                  ------------
             TOTAL CURRENT ASSETS                                                    $     203,790

PROPERTY AND EQUIPMENT, NET OF
   ACCUMULATED DEPRECIATION                                                                 63,329

OTHER ASSETS
     Intellectual Properties Rights, net                                                    61,000
     Note receivable, officer                                     $    373,159
        Less allowance for doubtful collection                         373,159                   0
                                                                  ------------
     Deposits                                                                                2,500
                                                                                     -------------

           TOTAL OTHER ASSETS                                                               63,500
                                                                                     -------------

            TOTAL ASSETS                                                             $     330,619
                                                                                     =============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
      Accounts payable and accrued expenses                       $    694,562
      Note payable, Gammage and Burnham                                 30,000
      Loan payable, Enterprise Capital AG                               90,000
      Accrued wages                                                    670,077
      Accrued bonuses                                                  578,000
      Accrued interest                                                 741,398
      Taxes payable                                                    216,940
      Deferred income                                                    5,570
      Convertible debentures, current portion                        3,265,837
      Note payable, other, current portion                               4,920
                                                                  ------------
              TOTAL CURRENT LIABILITIES                                              $   6,297,304

LONG -TERM LIABILITIES
       Convertible debentures payable, long-term portion               750,000
                                                                  ------------
              TOTAL LONG-TERM LIABILITIES                                                  750,000

STOCKHOLDERS' (DEFICIT)
       Preferred stock
          Authorized - 50,000,000 shares, par
            value $.001 per share
                        Issued and outstanding -0- shares
          3,500,000 shares reserved                                          0
       Common stock
          Authorized - 5,000,000,000 shares, par
            value $.001 per share
          Issued and outstanding - 649,893,721 shares                  649,894
       Additional paid in capital                                   17,431,753
       Accumulated deficit                                         (24,798,332)
                                                                  ------------

              TOTAL STOCKHOLDERS' (DEFICIT)                                             (6,716,685)
                                                                                     -------------

              TOTAL LIABILITIES AND
                 STOCKHOLDERS' (DEFICIT)                                             $     330,619
                                                                                     =============

                             See Accompanying Notes.


                                       F2
                     iBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002

                                                                       2003           2002
                                                                   -----------     -----------
SALES                                                              $   485,382     $   356,278
COST OF REVENUES                                                       519,003         379,440
                                                                   -----------     -----------

       GROSS (LOSS)                                                    (33,621)        (23,162)
                                                                   -----------     -----------
SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES
     Selling, general and administrative expenses                    1,526,660       1,516,776
     Officer bonuses                                                 1,132,882               0
     Write-off of intangible assets                                    125,000               0
                                                                   -----------     -----------

        TOTAL OPERATING EXPENSE                                      2,784,542       1,516,776
                                                                   -----------     -----------

OPERATING (LOSS)                                                    (2,818,163)     (1,539,938)
                                                                   -----------     -----------

OTHER INCOME (EXPENSE)
       Cancellation of debt                                             85,733          44,754
       Interest income                                                       0          18,310
       Interest expense                                               (353,516)       (250,057)
       Interest expense - convertible debentures-beneficial
        conversion feature                                          (1,379,077)     (4,283,930)
       Other income                                                      2,891               0
                                                                   -----------     -----------

        TOTAL OTHER INCOME (EXPENSE)                                (1,643,969)     (4,470,923)
                                                                   -----------     -----------

(LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                              (4,462,132)     (6,010,861)

INCOME TAXES                                                                50              50
                                                                   -----------     -----------

(LOSS) FROM CONTINUING OPERATIONS                                   (4,462,182)     (6,010,911)
                                                                   -----------     -----------

DISCONTINUED OPERATIONS
       (Loss) from operations of discontinued business segments              0        (383,168)
       (Loss) from abandoned equipment                                       0         (96,386)
                                                                   -----------     -----------

(LOSS) FROM DISCONTINUED OPERATIONS                                          0        (479,554)
                                                                   -----------     -----------

NET (LOSS)                                                         $(4,462,182)    $(6,490,465)
                                                                   ===========     ===========

                             See Accompanying Notes.

                                       F3
                     iBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
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
                                          ===============    ===============



                             See Accompanying Notes.

                                       F4
                     iBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
                  FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002

                                     Preferred Stock          Common Stock            Additional
                                  -------------------    ------------------------      Paid in       Accumulated
                                   Shares     Amount       Shares         Amount       Capital         Deficit          Total
                                  --------   --------    -----------    ---------    ------------   -------------   -------------
BALANCE, OCTOBER 31, 2001             0       $    0      9,986,320    $   9,986     $ 9,891,221    $(13,845,685)   $ (3,944,478)

CONVERSION OF DEBENTURES FOR
   COMMON STOCK:
       PRINCIPAL                      0            0      6,077,099        6,077         336,199               0         342,276
       ACCRUED INTEREST               0            0        440,934          441          21,648               0          22,089

FEES AND COSTS FOR ISSUANCE OF
   COMMON STOCK                       0            0              0            0         (73,777)              0         (73,777)

ISSUANCE OF COMMON STOCK FOR:
       PAYMENT OF ACCOUNTS
          PAYABLE                     0            0      3,121,200        3,122         314,740               0         317,862
       PAYMENT OF SALARIES AND
          RETENTION BONUSES           0            0     18,778,104       18,778         228,287               0              24
       CONSULTING FEES                0            0      2,200,000        2,200          85,800               0          88,000
       LEGAL FEES                     0            0        825,000          825          99,675               0         100,500
       CASH                           0            0      3,000,000        3,000          76,500               0          79,500

DONATION OF STOCK BACK TO THE
   COMPANY FOR TREASURY STOCK         0            0       (928,560)        (929)       (131,355)              0        (132,284)



                             See Accompanying Notes.

                                       F5
                     iBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) (CONTINUED)
                  FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002

                                       Preferred Stock          Common Stock           Additional
                                     -------------------   ------------------------     Paid in       Accumulated
                                      Shares     Amount      Shares       Amount        Capital         Deficit           Total
                                     -------     -------   ------------   ---------   ------------    ------------    ------------
ISSUANCE OF COMMON STOCK TO THE
   PRESIDENT TO REIMBURSE HIM FOR
   SHARES GIVEN TO DEBENTURE
   HOLDERS FROM:
       TREASURY STOCK                      0     $     0        928,560   $     929   $    131,355    $          0    $    132,284
       NEW SHARES                          0           0        571,440         571         85,145               0          85,716

INTEREST EXPENSE - CONVERTIBLE
   DEBENTURES - BENEFICIAL
   CONVERSION FEATURE                      0           0              0           0      4,283,930               0       4,283,930

NET (LOSS) FOR THE YEAR
   ENDED OCTOBER 31, 2002                  0           0              0           0              0      (6,490,465)     (6,490,465)
                                     -------     -------   ------------   ---------   ------------    ------------    ------------

        BALANCE,  OCTOBER 31, 2002         0     $     0     45,000,097   $  45,000     15,349,368     (20,336,150)     (4,941,782)

CONVERSION OF DEBENTURES FOR
   COMMON STOCK:
        PRINCIPAL                          0           0    243,234,850     243,235        108,536               0         351,771
        INTEREST                           0           0     27,742,606      27,743         11,746               0          39,489

FEES AND COSTS FOR ISSUANCE OF
   COMMON STOCK                            0           0              0           0        (63,187)              0         (63,187)

ISSUANCE OF COMMON STOCK FOR:
   CONSULTING FEES                         0           0     21,161,764      21,162        110,088               0         131,250
   LEGAL FEES                              0           0     12,000,000      12,000         44,500               0          56,500
   EMPLOYEE RETENTION BONUSES              0           0    253,063,228     253,063        442,125               0         695,188
  ACCRUED EXPENSES AND PAYABLES            0           0     11,000,000      11,000         49,500               0          60,500
  CASH                                     0           0     36,691,176      36,691              0               0          36,691

INTEREST EXPENSE - CONVERTIBLE
   DEBENTURES - BENEFICIAL
   CONVERSION FEATURE                      0           0              0           0      1,379,077               0       1,379,077

NET (LOSS) FOR THE YEAR ENDED
   OCTOBER 31, 2003                        0           0              0           0              0      (4,462,182)     (4,462,182)
                                     -------     -------   ------------   ---------   ------------    ------------    ------------

BALANCE, OCTOBER 31, 2003                  0     $     0    649,893,721   $ 649,894   $ 17,431,753    $(24,798,332)   $ (6,716,685)
                                     =======     =======   ============   =========   ============    ============    ============


                             See Accompanying Notes.

                                       F6
                     iBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002

                                                                   2003           2002
                                                                -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss) from continuing operations                    $(4,462,182)   $(6,010,911)
       Adjustments to reconcile net (loss) to
         net cash (used) in operating activities of
         continuing operations:
           Loss from discontinued operations                              0       (479,554)
           Write-off of intangible assets                           125,000              0
           Depreciation                                              21,875         24,504
           Amortization                                              39,000          3,333
         Interest expense - convertible debentures-beneficial
             conversion feature                                   1,379,077      4,283,930
           Common stock issued for expenses                         889,082        253,216
           Provision for uncollectible accounts                      35,948          8,109
           Provision for obsolete inventory                          10,000              0
       Changes in operating assets and liabilities:
           Accounts receivable                                     (147,832)        73,771
           Inventories                                               41,758         71,141
           Prepaid expenses                                          (6,057)        36,127
           Cash, pledged for letter of credit                       (10,000)             0
           Deposits                                                       0         13,512
           Accounts payable                                          91,401        509,519
           Accrued liabilities and taxes                          1,199,630        540,671
           Deferred income                                             (346)         1,421
                                                                -----------    -----------

              NET CASH (USED) IN OPERATING ACTIVITIES              (793,646)      (671,211)
                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                                0        (50,000)
       Purchase of Intellectual Property Rights                           0       (200,000)
       Proceeds from assets held for sale                                 0         48,635
                                                                -----------    -----------

              NET CASH (USED) IN INVESTING ACTIVITIES                     0       (201,365)
                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from issuance of common stock                    36,691         79,500
       Net proceeds from issuance of convertible
          debentures payable                                        686,813        848,723
       Net proceeds from loan payable                                90,000              0
       Repayments on note payable, factor                           (15,000)       (55,734)
       Repayment of not payable, other                               (3,666)        (5,946)
                                                                -----------    -----------

                             See Accompanying Notes.

                                       F7
                     iBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
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
                                                              ===========   ===========

                             See Accompanying Notes.

                                       F8
                     iBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                               NATURE OF BUSINESS

iBIZ Technology Corp. (hereinafter referred to as iBIZ or the Company) was organized on April 6, 1994, under the laws of the State of Florida. The Company operates as a holding company for subsidiary acquisitions.

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

                        CASH PLEDGED FOR LETTER OF CREDIT

The Company has pledged $10,000 of its cash to secure a letter of credit for a customer to guarantee payment of rebates. The letter of credit expires in June 2004.

                               ACCOUNTS RECEIVABLE

Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts and provision for returned merchandise. Interest is not accrued on overdue accounts receivable.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS AND PROVISION FOR RETURNED MERCHANDISE

The allowance for doubtful accounts on accounts receivables is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired (bankruptcy lack of contact, age of account balance, etc.). A provision for returned merchandise is also recorded based on our history of returns as a percentage of sales.

                                       F9
                     iBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002

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

The Companies depreciate their property and equipment for financial reporting purposes using the straight-line method based upon the following useful lives of the assets:

               Tooling                                    3 Years
               Machinery and equipment                   10 Years
               Office furniture and equipment        5 - 10 Years
               Vehicles                                   5 Years
               Molds                                      5 Years

                                LONG-LIVED ASSETS

Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses the recoverability of the carrying value of an asset by estimating the future undiscounted net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending on the nature of the assets.

                   ACCOUNTING FOR CONVERTIBLE DEBT SECURITIES

The Company has issued convertible debt securities with non-detachable conversion features. The Company accounts for such securities in accordance with Emerging Issues Task Force 98-5. The Company has recorded the fair value of the beneficial conversion features as interest expense and an increase to Additional Paid in Capital.

                                       F10
                     iBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002

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

                  COMMON STOCK ISSUED FOR NON-CASH TRANSACTIONS

It is the Company's policy to value stock issued for non-cash transactions at the stock closing price at the date the transaction is finalized or the value of the services, whichever is more readily determinable..

                     AMENDMENT OF ARTICLES OF INCORPORATION

The Articles of Incorporation were amended in November 2002 to increase the number of authorized shares of common stock from 450,000,000 to 5 billion and authorized the creation of 50,000,000 shares of blank check preferred stock.

                               REVENUE RECOGNITION

The Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectibility is probable. Sales are recorded net of sales discounts. The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB 101). Our revenues are recorded under two categories:

Product sales - When the goods are shipped and title passes to the customer. The Company provides a reserve for sales returns based on its history of returns as a percentage to sales.

During the year the Company provides rebates on selected products for a limited sale period, normally 7 days. They contract with a company to process and track the rebates. The Company provides a reserve for outstanding rebates based on its history of rebates submitted as a percentage of applicable sales.

Maintenance agreements - Income from maintenance agreements is being recognized on a straight-line basis over the life of the service contracts, which range from 3 months to 1 year. The unearned portion is recorded as deferred income. The unearned portion received is recorded as deferred income. The Company is not actively pursuing this area of business and does not expect this to be significant in subsequent periods.

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

                                       F11
                     iBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002

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

                                       F12
                     iBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002

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

In June of 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies EITF Issue 94-3. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity's commitment to an exit plan, as required by EITF Issue 94-3. The Company adopted the provisions of SFAS 146 effective January 1, 2003.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer of debt classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or an asset in some circumstances) instead of equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted this Statement on July 1, 2003.

The Company does not believe that any of these recent accounting pronouncements will have a material impact on their financial position or results of operations.

                                       F13
                     iBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002

NOTE 2 ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS AND PROVISION FOR RETURNED MERCHANDISE

A summary of accounts receivable and allowance for doubtful accounts is as follows:

Accounts receivable                     $          165,251

Allowance for doubtful accounts and
provision for returned merchandise                  41,500
                                        ------------------

       Net accounts receivable          $          123,751
                                        ==================

                      Allowance for doubtful accounts and provision for returned merchandise
                             Balance, at November 1, 2002
                                                                            $           58,109

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
                                                                                                     ==================

                                       F14
                     iBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002

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

Estimated Amortization Expense:

For the year ended October 31, 2004                                      $22,182
For the year ended October 31, 2005                                       22,182
For the year ended October 31, 2006                                       16,636
                                                                         -------
            Total Estimated Amortization Expense                         $61,000
                                                                         =======

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

Total amount of note                                                  $ 373,159
Less allowance for doubtful collection                                 (373,159)
                                                                      ---------
     Note Receivable, Net                                             $       0
                                                                      =========

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


                                       F15
                     iBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002

NOTE 8 TAXES PAYABLE

Taxes payable consists of the following:

      Payroll taxes payable, current and deferred                       $197,912
      California income tax payable                                       19,028
                                                                        --------
                                                                        $216,940
                                                                        ========

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
                                                              ==========


                                       F16
                     iBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002

                                TAX CARRYFORWARDS

The Company has the following tax carryforwards at October 31,

          2003

                                                        Expiration
          Year                      Amount                 Date
---------------------------------------------------------------------------
  Net operating loss
  October 31, 1995              $       2,500        October 31, 2010
  October 31, 1997                    253,686        October 31, 2012
  October 31, 1998                     71,681        October 31, 2013
  October 31, 1999                    842,906        October 31, 2019
  October 31, 2000                  3,574,086        October 31, 2020
  October 31, 2001                  5,051,232        October 31, 2021
  October 31, 2002                  1,838,129        October 31, 2022
  October 31, 2003                  2,890,718        October 31, 2023
                                -------------

                                $  14,524,938
                                =============

NOTE 10 CONVERTIBLE DEBENTURES

Unsecured Convertible Debentures

                                                                               Current
                                                                  Total        Portion
                                                                  -----        -------
 Lites Trading Company - $1,600,000  Debenture                  $750,000      $     0
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


                                       F17
                     iBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002

NOTE 9 CONVERTIBLE DEBENTURES (CONTINUED)

      aggregate principal and accrued interest outstanding under this debenture.

9.    The debentures are unsecured.

10. Any further issuance of common stock or debentures must be approved by the debenture holders.

                                                                                                  Current
                                                                                    Total         Portion
                                                                                    -----         -------
11.   Debenture holders have an eighteen month right of first refusal on future disposition of stock by the Company.

12. Restriction on payment of dividends, retirement of stock or issuance of new securities.

13. On January 29, 2001, the debenture was converted into common stock and paid-in-full.

$5,000,000 Convertible Debenture                                                  $1,668,702    $1,668,702
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


                                       F18
                     iBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002

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

13.   On January 12, 2004, the debenture was acquired by Enterprise Capital AG.

Laurus Master Fund, Ltd.                                                           $323,985      $323,985
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


                                       F19
                     iBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002

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

7. Prepayment - The debenture may not be paid prior to the maturity date without the consent of the holder.

8.    On January 12, 2004, the debenture was acquired by Enterprise Capital AG.

Alpha Capital                                                                    $240,000        $240,000
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
                                                                                -----------     ----------
      Total unsecured convertible debenture                                     $ 2,982,687     $2,232,687
                                                                                -----------     ----------


                                       F20
                     iBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002

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


                                       F21
                     iBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002

NOTE 11 NOTE PAYABLE, OTHER

Note payable to Community First National Bank is due in monthly payments of principal and interest of $545 with interest at 7% until March 7, 2004. The note is secured by an automobile which
costs $36,000 and has a book value of $0.                                                    $      4,920
                                                                                             ============

Maturities of long-term debt are as follows:

               2004                                                                          $      4,920
                                                                                             ============

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


                                       F22
                     iBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
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
                                         ==============    ==============

NOTE 15 COMMITMENTS AND CONTINGENCIES

                                 OPERATING LEASE

The Company leases its office and warehouse facilities in Phoenix, Arizona from a third party under the following terms and conditions:

1.    Term - Three years from February 1, 2002 to January 31, 2005

2.    Size of facility - 4,343 square feet

3.    Base rent - Monthly rentals plus taxes and common area operating expenses

4.    Base rental schedule -

Months                     Rent
------                     ----

 1 - 12                 $  2,172
13 - 24                    3,692
25 - 36                    4,343


                                       F23
                     iBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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


                                       F24
                     iBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002

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

4. On June 12, 2003, the Company issued 100,000,000 shares of restricted common stock to its current officers and employees as a retention bonus.

5. On June 9, 2003, the Company filed an S-8 registration statement with the SEC and subsequently issued 64,640,458 shares of common stock to officers and employees for retention bonuses and individuals for services rendered.

6. On August 14, 2003, the Company issued 16,308,823 shares of restricted common stock in consideration of services rendered.


                                       F25
                     iBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002

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


                                       F26
                     iBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002

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

NOTE 21 4TH QUARTER INTERIM RESULTS OF OPERATIONS (UNAUDITED)

Revenues                                             $   202,990
Costs and expenses                                     1,228,335
                                                     -----------

Loss from operations                                 $(1,025,345)
                                                     ===========


                                       F27
                     iBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002

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

                                     OPTIONS

On November 1, 2003, the Company granted an individual the option to purchase 200,000,000 shares of common stock at the exercise price of the average closing price for the three days prior to exercise less a 40% discount. The option is exercisable commencing November 1, 2003 and expires after January 15, 2004.

On December 15, 2003, the Company granted an individual the option to purchase 50,000,000 shares of common stock at the exercise price of market value at the date of exercise less a 15% discount. The options expire five years from date of grant.

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


                                       F28
                     iBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002

                           STOCK ISSUANCES (CONTINUED)

On January 7, 2004, the Company issued 194,137,931 shares of restricted common stock to its current officers and employees as a retention bonus.

On January 29, 2004, the Company filed an Amendment to the S-8 Registration Statement previously filed on October 31, 2003, to increase the number of shares available for issuance by 450,000,000.

                         ACQUISITION OF SYNOSPHERE, LLC

On January 20, 2004, the Company acquired 5,000,000 Interests, representing all of the Interest, of Synosphere, LLC, ("Synosphere"), in exchange for 30,000,000 shares of common stock. Synosphere is a Plano, Texas based corporation specializing in the development of innovative handheld computer technologies.

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


                                       F29

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On October 11, 2002, iBIZ Technology Corp., (the "Company") was notified by Moffitt & Company, P.C., ("Moffitt") that it resigned as the Company's independent auditors effective October 11, 2002. On October 17, 2002, the Company engaged Farber and Hass LLP, as independent auditors of the Company for the fiscal year ending October 30, 2002. The action to engage Farber and Hass, LLP was taken upon the unanimous approval of the Audit Committee of the Board of Directors of the Company.

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

During the two most recent fiscal years and through October 11, 2002, the Company has not consulted with Farber and Hass, LLP regarding either:

1. the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company nor oral advice was provided that Farber and Hass, LLP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2. any matter that was either subject of disagreement or event, as defined in
Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-B.

The Company requested that Moffitt furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of such letter, dated October 17, 2002, was filed as Exhibit
16.1 to a Form 8-K filed with the Securities and Exchange Commission on October 18, 2002.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

NAME                    AGE     POSITION
----                    ---     --------
Kenneth W. Schilling    52      President, Chief Executive Officer, Acting
                                Principal Accounting Officer and Director
Mark Perkins            40      Executive Vice President and Director

Directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve for one year until the meeting of the board of directors following the annual meeting of stockholders and until their successors have been elected and qualified. There are no family relationships between any of our directors or officers.

Kenneth W. Schilling founded iBIZ'S predecessor, SouthWest Financial Systems, in 1979, and has been Chief Executive Officer, President and a Director since iBIZ'S founding. Mr. Schilling studied for a B.S. in electrical engineering at the University of Pittsburgh from 1970 to 1972 but left for military service prior to receiving his degree. On February 28, 2001, the Securities and Exchange Commission filed a federal court action in the District of Arizona against Mr. Schilling. Mr. Schilling, however, has reached a settlement with the Commission in which he neither admits nor denies the allegations made against him. Pursuant to this settlement, Schilling will be permanently enjoined from violating
Section 10(b) of the Exchange Act or Rule 10b-5 thereunder. Mr. Schilling was required to pay a $20,000 civil penalty.

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