Form 10QSB
period 2004-01-31
IBIZ TECHNOLOGY CORP
filed 2004-03-15
CIK 1079893

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED JANUARY 31, 2004

                           COMMISSION FILE NO. 000-27619


                              iBIZ TECHNOLOGY CORP.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                              86-0933890
----------------------------------                        ---------------------
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)


      2238 West Lone Cactus, Phoenix, Arizona                     85027
--------------------------------------------------------------------------------
      (Address of principal executive offices)                  (Zip Code)


Issuer's telephone number, including area code:               (623) 492-9200
                                                           --------------------

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----


           Class                                 Outstanding at March 15, 2004
           -----                                 -----------------------------
Common stock, $0.001 par value                           2,565,805,769


                TABLE OF CONTENTS
                -----------------

PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)................................................................... F-1 - F-5
         BALANCE SHEETS .................................................................................... F-1
         STATEMENTS OF OPERATIONS........................................................................... F-2
         STATEMENT OF CASH FLOWS............................................................................ F-5
         NOTES TO FINANCIAL STATEMENTS...................................................................... F-6
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............. 1-7
ITEM 3.  CONTROLS AND PROCEDURES............................................................................   8

PART II.  -  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS..................................................................................   8
ITEM 2.  CHANGES IN SECURITIES..............................................................................   8
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES....................................................................   9
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................   9
ITEM 5.  OTHER INFORMATION..................................................................................   9
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................................................   9

                     iBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                JANUARY 31, 2004
                                   (UNAUDITED)


ASSETS

CURRENT ASSETS:
Cash                                                               $    262,670
Cash, pledged for letter of credit                                       10,000
Accounts receivable, net                                                 48,995
Inventories                                                              62,228
Prepaid expenses                                                        129,128
                                                                   ------------
Total current assets                                                    513,021
                                                                   ------------

PROPERTY AND EQUIPMENT, Net of accumulated depreciation                  59,851
                                                                   ------------

OTHER ASSETS:
Technology and patents                                                1,200,000
Intellectual Properties Rights, net                                      55,455
Note receivable, officer                                                373,159
Less allowance for doubtful collection                                 (373,159)
Deposits                                                                  2,500
                                                                   ------------
Total other assets                                                    1,257,955
                                                                   ------------

TOTAL ASSETS                                                       $  1,830,827
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses                              $    668,052
Loan payable, Enterprise Capital AG                                      99,990
Accrued wages                                                           403,363
Accrued interest                                                        685,195
Taxes payable                                                           218,900
Deferred income                                                           3,113
Convertible debentures, current portion                               2,152,297
                                                                   ------------
Total current liabilities                                             4,230,910
                                                                   ------------

LONG-TERM LIABILITIES - Convertible debentures
  payable, net of current portion                                       467,000
                                                                   ------------

STOCKHOLDERS' DEFICIT:
Preferred stock - authorized, 50,000,000 shares,
  par value $.001 per share; issued and outstanding,
  -0- shares                                                                  0
Common stock - authorized, 5,000,000,000 shares,
  par value $.001 per share; issued and outstanding,
  2,273,572,909 shares; reserved for issuance of
  options, 23,050,000 shares                                          2,273,573
Common stock to be issued for Synosphere, LLC,
  30,000,000 shares                                                   1,200,000
Additional paid-in capital                                           23,580,291
Accumulated deficit                                                 (29,920,947)
                                                                   ------------
Total stockholders' deficit                                          (2,867,083)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $  1,830,827
                                                                   ============


See accompanying notes to financial statements.


                     iBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2004 AND 2003
                                   (UNAUDITED)

                                                                        2004              2003
                                                                        ----              ----
REVENUES:
Product sales                                                      $    152,216      $    65,879
Maintenance Agreements                                                    9,733            9,431
                                                                   ------------      -----------
Total revenues                                                          161,949           75,310

COST OF REVENUES                                                        121,745           91,735
                                                                   ------------      -----------

GROSS INCOME (LOSS)                                                      40,204          (16,425)
                                                                   ------------      -----------
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                               379,906          441,229

CONSULTING FEES PAID BY STOCK OPTIONS                                (4,770,000)               0
                                                                   ------------      -----------

LOSS FROM OPERATIONS                                                 (5,109,702)        (457,654)
                                                                   ------------      -----------

OTHER INCOME (EXPENSE):
Cancellation of interest by
  debenture holders                                                      62,728                0
Interest expense                                                       (102,280)         (82,352)
Interest expense - convertible debentures -
  beneficial conversion feature                                               0         (837,998)
Other income                                                             24,639                0
Gain on sale of fixed asset                                               2,000                0
                                                                   ------------      -----------
Total other expense, net                                                (12,913)        (920,350)
                                                                   ------------      -----------

LOSS BEFORE INCOME TAXES                                             (5,122,615)      (1,378,004)

INCOME TAXES                                                                  0                0
                                                                   ------------      -----------

NET LOSS                                                           $ (5,122,615)     $(1,378,004)
                                                                   ============      ===========

NET LOSS PER COMMON SHARE - Basic
  and diluted                                                      $      (0.00)     $     (0.02)
                                                                   ============      ===========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING - Basic and
  diluted                                                         1,405,453,312       59,250,249
                                                                  =============      ===========

See accompanying notes to financial statements.


                     iBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                   FOR THE THREE MONTHS ENDED JANUARY 31, 2004
                                   (UNAUDITED)

                                                                                                   Common Stock
                                    Preferred Stock               Common Stock                     To Be Issued
                                   ------------------      -------------------------          ----------------------
                                   Shares      Amount        Shares           Amount          Shares          Amount
                                   ------      ------      -----------        ------          ------          ------

BALANCE, OCTOBER 31, 2003              0       $    0      649,893,721      $  649,894               0     $        0

CONVERSION OF DEBENTURES
  FOR COMMON STOCK:
  Principal                            0            0      984,925,693        984,926                0              0
  Interest                             0            0       51,074,695         51,074                0              0

FEES AND COSTS FOR ISSUANCE
  OF CONVERTIBLE DEBENTURES            0            0                0              0                0              0

ISSUANCE OF COMMON STOCK FOR:
Consulting fees                        0            0       81,000,000         81,000                0              0
Legal fees                             0            0       10,000,000         10,000                0              0
Miscellaneous expenses                 0            0        1,533,784          1,534                0              0
Accrued employee bonuses               0            0      398,620,692        398,621                0              0
Accrued expenses and payables          0            0        9,574,324          9,574                0              0
Cash by stock options                  0            0       86,950,000         86,950                0              0
Acquisition of Synosphere, LLC         0            0                0              0       30,000,000      1,200,000

CONSULTING FEES EXPENSED BY STOCK      0            0                0              0                0              0

NET LOSS                               0            0                0              0                0              0
                                   -----        -----    -------------     ----------       ----------     ----------

BALANCE, JANUARY 31, 2004              0        $   0    2,273,572,909     $2,273,573       30,000,000     $1,200,000
                                   =====        =====    =============     ==========       ==========     ==========

                                                                                                           (Continued)


                     iBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (CONTINUED)
                   FOR THE THREE MONTHS ENDED JANUARY 31, 2004
                                   (UNAUDITED)

                                                            Additional
                                                             Paid-in      Accumulated
                                                             Capital        Deficit            Total
                                                           -----------   ------------      -----------

BALANCE, OCTOBER 31, 2003                                  $17,431,753   $(24,798,332)     $(6,716,685)

CONVERSION OF DEBENTURES FOR COMMON STOCK:
  Principal                                                    437,867              0        1,422,793
  Interest                                                      37,717              0           88,791

FEES AND COSTS FOR ISSUANCE OF
  CONVERTIBLE DEBENTURES                                       (26,250)             0          (26,250)

ISSUANCE OF COMMON STOCK FOR:
Consulting fees                                                 45,360              0          126,360
Legal fees                                                      27,000              0           37,000
Miscellaneous expenses                                           4,141              0            5,675
Accrued employee bonuses                                       179,379              0          578,000
Accrued expenses and payables                                   25,551              0           35,426
Cash                                                           647,473              0          734,423
Acquisition of Synosphere, LLC                                       0              0        1,200,000

CONSULTING FEES PAID WITH OPTIONS                            4,770,000              0        4,770,000

NET LOSS                                                             0     (5,122,615)      (5,122,615)
                                                           -----------   ------------      -----------

BALANCE, JANUARY 31, 2004                                  $23,580,291   $(29,920,947)     $(2,867,083)
                                                           ===========   ============      ===========


See accompanying notes to financial statements.


                                      iBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                               FOR THE THREE MONTHS ENDED JANUARY 31, 2004 AND 2003
                                                    (UNAUDITED)

                                                                        2004             2003
                                                                        ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $(5,122,615)     $(1,378,004)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation                                                            3,478            2,968
  Amortization                                                            5,545            2,500
  Consulting fees expensed by stock options                           4,770,000                0
  Interest expense - convertible debentures
    debentures - beneficial conversion
    feature                                                                   0          837,998
  Common stock issued for expenses                                       61,205          123,768
  Provision (adjustment) for uncollectible
    accounts                                                            (31,138)           3,100
  Provision (adjustment) for obsolete
    inventory                                                           (23,100)               0
  Changes in operating assets and
    liabilities:
    Accounts receivable                                                 105,894          (21,078)
    Inventories                                                           4,714          (37,070)
    Prepaid expenses                                                      5,785          (18,000)
    Accounts payable                                                    (21,085)          55,577
    Accrued liabilities and taxes                                      (235,189)         206,635
    Deferred income                                                      (2,457)          (3,733)
                                                                    -----------      -----------
Net cash used in operating activities                                  (478,963)        (225,339)
                                                                    -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock
  by stock options                                                      734,423                0
Net proceeds from issuance of convertible
  debentures payable                                                          0          360,000
Net proceeds from loan payable                                            9,990                0
Repayment of note payable, other                                         (4,920)            (419)
                                                                    -----------      -----------
Net cash provided by financing activities                               262,670          359,581
                                                                    -----------      -----------

NET INCREASE IN CASH                                                    260,530          134,242

CASH, BEGINNING OF PERIOD                                                 2,140              948
                                                                   ------------      -----------

CASH, END OF PERIOD                                                $    262,670      $   135,190
                                                                   ============      ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
Cash paid during the period for:
  Interest                                                         $      9,987      $     2,334
                                                                   ============      ===========
  Taxes                                                            $          0      $         0
                                                                   ============      ===========


NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for convertible
  debentures, net of fees and costs                                $  1,396,540      $    58,681
                                                                   ============      ===========
Issuance of common stock for fees, services
  and expenses                                                     $    169,035      $   123,768
                                                                   ============      ===========
Issuance of common stock for accounts
  payable and accrued expenses                                     $    121,193      $     1,870
                                                                   ============      ===========
Issuance of common stock for accrued
  employee bonuses                                                 $    578,000      $         0
                                                                   ============      ===========
Interest expense - convertible debentures -
  beneficial conversion feature                                    $          0      $   837,998
                                                                   ============      ===========
Consulting fees expensed by stock options                          $  4,770,000      $         0
                                                                   ============      ===========


See accompanying notes to financial statements.

                     iBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS - iBIZ Technology Corp. (hereinafter referred to as "Ibiz" or the "Company") was organized on April 6, 1994, under the laws of the State of Florida. The Company operates as a holding company for subsidiary acquisitions.

         iBIZ, Inc. designs, manufactures (through subcontractors), and distributes a line of accessories for the PDA and handheld computer market which are distributed through large retail chain stores and e-commerce sites.

         Synoshere, LLC is a Plano, Texas based corporation specializing in the development of innovative handheld computer technologies.

         Invnsys Technology Corporation (hereinafter referred to as "Invnsys") is an inactive entity.

         Qhost, Inc. is an inactive entity.

         PRESENTATION - The interim consolidated financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the three month period ended January 31, 2004 are not necessarily indicative of the results that may be expected for the year ended October 31, 2004. Accordingly, your attention is directed to footnote disclosures found in the October 31, 2003 Annual Report and particularly to Note 1 which includes a summary of significant accounting policies.

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of iBIZ Technology Corp. and its wholly-owned subsidiaries - iBIZ, Inc., Invnsys Technology Corporation, Qhost, Inc. and Synosphere, LLC.

         All material inter-company accounts and transactions have been eliminated.

         CASH EQUIVALENTS - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

         CASH PLEDGED FOR LETTER OF CREDIT - The Company has pledged $10,000 of its cash to secure a letter of credit for a customer to guarantee payment of rebates. The letter of credit expires in June 2004.

         ACCOUNTS RECEIVABLE - Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts and provision for returned merchandise. Our terms for repayment range from 30 days to 60 days. Interest is not accrued on overdue accounts receivable.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS AND PROVISION FOR RETURNED MERCHANDISE
         - The allowance for doubtful accounts on accounts receivable and provision for returned merchandise is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired (bankruptcy, lack of contact, age of account balance, etc.). A provision for returned merchandise is also recorded based on our history of returns as a percentage of sales.

         INVENTORIES - Inventories are stated at the lower of cost (determined principally by average cost) or market. The inventories are comprised of finished products at January 31, 2004.

         PREPAID EXPENSE - The Company's prepaid expenses are being amortized over a one year period

         PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income.

         The Companies depreciate their property and equipment for financial reporting purposes using the straight-line method based upon the following useful lives of the assets:

         Tooling                                                       3 Years
         Machinery and equipment                                      10 Years
         Office furniture and equipment                             5-10 Years
         Vehicles                                                      5 Years
         Molds                                                         5 Years

         LONG-LIVED ASSETS - Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses the recoverability of the carrying value of an asset by estimating the future undiscounted net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending on the nature of the assets.

         ACCOUNTING FOR CONVERTIBLE DEBT SECURITIES - The Company has issued convertible debt securities with non-detachable conversion features. The Company accounts for such securities in accordance with Emerging Issues Task Force 98-5. The Company has recorded the fair value of the beneficial conversion features as interest expense and an increase to Additional Paid in Capital.

         ACCOUNTING FOR CONSULTING FEES PAID BY STOCK OPTIONS - The Company has issued stock options which entitle the grantee to exercise the options at fair market value less an agreed upon discount. The Company has recorded the fair market value as "consulting fees paid by stock options" and an increase to additional paid-in capital (see Notes 13 and 15).

         TECHNOLOGY AND PATENTS - Technology and patents represents the fair market value of the common stock issued to acquire Synosphere, LLC. The Company will amortize the asset over the estimated useful life once the patents are approved and the products are developed and ready for market.

         DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at January 31, 2004, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

         COMMON STOCK ISSUED FOR NON-CASH TRANSACTIONS - It is the Company's policy to value stock issued for non-cash transactions at the stock closing price at the date the transaction is finalized or the value of the services, whichever is more readily determinable.

         AMENDMENT OF ARTICLES OF INCORPORATION - The Articles of Incorporation were amended in November 2002 to increase the number of authorized shares of common stock from 450,000,000 to 5 billion and authorized the creation of 50,000,000 shares of blank check preferred stock.

         REVENUE RECOGNITION - The Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectibility is probable. Sales are recorded net of sales discounts. The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB 101). Our revenues are recorded under two categories:

         Product Sales - When the goods are shipped and title passes to the customer. The Company provides a reserve for sales returns based on its history of returns as a percentage to sales.

         The Company will periodically provide rebates on selected products for a limited sale period, normally 7 days. They contract with a company to process and track the rebates. The Company provides a reserve for outstanding rebates based on its history of rebates submitted as a percentage of applicable sales.

         Maintenance Agreements - Income from maintenance agreements is being recognized on a straight-line basis over the life of the service contracts, which range from 3 months to 1 year. The unearned portion received is recorded as deferred income. The Company is not actively pursuing this area of business and does not expect this to be significant in subsequent periods.

         SHIPPING AND HANDLING COSTS - The Company's policy is to classify shipping and handling costs as part of cost of goods sold in the statement of operations.

         ADVERTISING - All direct advertising costs are expensed as incurred. The Company charged to operations $35,538 and $4,481 in advertising costs for the three months ended January 31, 2004 and 2003, respectively.

         RESEARCH AND DEVELOPMENT - The Company expenses research and development costs as incurred.

         INCOME TAXES - Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No.109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

         NET (LOSS) PER SHARE - The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted loss per share. Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB Statement No. 128, any anti-dilutive effects on net loss per share are excluded.

         CONCENTRATION OF RISK

         Industry - The Company's products are intended for the computer and technology-related industry. This industry experiences a high degree of obsolescence and changes in buying patterns. The Company must expend funds for research and development and identification of new products in order to stay competitive.

         Financial Instruments - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable.

         Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company's customer base and their dispersion across different geographic areas. Recently the Company has focused its sales efforts to large retailers which can increase the credit risk. The Company routinely assesses the financial strength of its customers. The Company normally does not require a deposit to support large customer orders.

         At January 31, 2004, one customer accounted for 73% of net receivables.

         Purchases - The Company relies primarily on three suppliers for its products. The loss of a supplier could have a material impact on the Company's operations. Purchases from these suppliers for the three months ended January 31, 2004 totaled 67%, 19% and 12%.

         Revenues - For the three months ended January 31, 2004, the Company had one customer whose sales were 59% of total revenues.

         Pervasiveness of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Recent Accounting Pronouncements - In April 2003, the FASB issued 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt and an amendment of that statement, SFAS 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. The rescission of these Statements alters the financial reporting requirements from gains and losses resulting from the extinguishments of debt. These gains or losses should now be reported before extraordinary items, unless the two requirements for extraordinary items are met. This statement also rescinds SFAS 44, Accounting for Intangible Assets of Motor Carriers and amends SFAS 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishments of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary shall be reclassified. The provision of this Statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002.

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

2. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS AND PROVISION FOR RETURNED MERCHANDISE

         A summary of accounts receivable and allowance for doubtful accounts is as follows:

         Accounts receivable                                           $ 72,095
         Allowance for doubtful accounts and
           provision for returned merchandise                            23,100
                                                                       --------

         Net accounts receivable                                       $ 48,995
                                                                       ========

         Allowance for doubtful accounts and provision for return merchandise:

         Balance, November 1, 2003                                    $  50,738
         Reduction in estimate of provision for
           Returned merchandise                                         (31,138)
         Recovery of uncollectible accounts                               3,500
                                                                      ---------

         Balance, January 31, 2004                                    $  23,100
                                                                      =========

3.       PROPERTY AND EQUIPMENT

         Property and equipment and accumulated depreciation at January 31, 2004 consists of:

         Tooling                                                      $  68,100
         Machinery and equipment                                         37,641
         Office furniture and equipment                                  81,027
         Vehicle                                                          3,140
         Molds                                                           25,000
                                                                      ---------
         Total property and equipment                                   214,908
         Less accumulated depreciation                                 (155,057)
                                                                      ---------

         Property and equipment, net                                  $  59,851
                                                                      =========

4.       INTELLECTUAL PROPERTY RIGHTS AND RELATED ROYALTY AGREEMENT

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

         Estimated Amortization Expense:

         For the year ended October 31, 2004                           $ 22,182
         For the year ended October 31, 2005                             22,182
         For the year ended October 31, 2006                             16,636
                                                                       --------

         Total estimated amortization expense                          $ 61,000
                                                                       ========

5.       NOTE RECEIVABLE, OFFICER

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
                                                                      =========

6.       ACQUISITION OF SYNOSPHERE, LLC

         On January 20, 2004, the Company acquired 100% of the 5,000,000 interests of Synosphere, LLC. The results of Synosphere's operation from January 20, 2004 to January 31, 2004 were immaterial for this period.

         Synosphere is developing and plans to manufacture and distribute Docking Stations (IDS), such as the "Blue Dock", for Personal Digital Assistants (PDAs) that enable these handheld computers to give value-added solutions and to operate as a primary computing platform in a workplace environment with capabilities similar to conventional desktop workstations.

         The aggregate purchase price was $1,200,000, payable in 30,000,000 shares of common stock which was valued at the market value of the stock at the date of acquisition. The purchase price was allocated to technology and patents as Synosphere did not own any tangible assets and its only assets were pending patents and technology.

7.       NOTE PAYABLE, GAMMAGE AND BURNHAM

         In July 2001, the Company issued a note to Gammage and Burnham, PLC for the payment of $80,000 of legal fees previously recorded in accounts payable. The note was paid in full November 4, 2003, in exchange for 8,108,108 shares of common stock.

8.       LOAN PAYABLE, ENTERPRISE CAPITAL AG

         The loan from Enterprise Capital AG totaling $99,990 is unsecured, bears no interest and has no due date.

9.       TAXES PAYABLE

         Taxes payable consists of the following:

         Payroll taxes payable, current and deferred                 $  199,872
         California income tax payable                                   19,028
                                                                     ----------

                                                                     $  218,900

10.      INCOME TAXES

         Deferred Taxes

         The components of deferred tax assets are as follows:

         Net operating loss carryforwards                            $2,976,000
         Accrued expenses and miscellaneous                              10,000
                                                                     ----------
                                                                      2,986,000
         Less valuation allowance                                     2,986,000
                                                                     ----------

         Net deferred tax asset                                      $        0
                                                                     ==========

         A reconciliation of the valuation allowance is as follows:

         Balance, November 1, 2003                                   $2,909,300
         Addition for the period                                         76,700
                                                                     ----------

         Balance, January 31, 2004                                   $2,986,000
                                                                     ==========

         Tax Carryforwards

         The Company had the following tax carryforwards at October 31, 2003:

         Net operating loss
         October 31, 1995            $     2,500               October 31, 2010
         October 31, 1997                253,686               October 31, 2012
         October 31, 1998                 71,681               October 31, 2013
         October 31, 1999                842,906               October 31, 2019
         October 31, 2000              3,574,086               October 31, 2020
         October 31, 2001              5,051,232               October 31, 2021
         October 31, 2002              1,838,129               October 31, 2022
         October 31, 2003              2,890,718               October 31, 2023
         January 31, 2004                352,614               October 31, 2024
                                     -----------

                                     $14,877,552
                                     ===========

11.      CONVERTIBLE DEBENTURES

         Unsecured Convertible Debentures

         Lites Trading Company - $1,600,000 Debenture                $  467,000

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

         During February 2004, the debenture was converted into common stock and paid-in-full.

         Various Convertible Debentures                               1,376,446

         On October 31, 2001, the Company issued 8% convertible debentures as follows:

         1.     Due date - October 31, 2003.
         2.     Interest payable quarterly from January 1, 2001.
         3.     Default interest rate - 20%.
         4. On the first $1,000,000 of financing, the Company issued warrants to purchase 50,000 shares of stock at $ 4.80 per share. The Company reserved an additional 124,000 shares for future borrowing on this debenture line.
         5.     Put note purchase price - $4,000,000.
         6. Fees and costs - 7% - 10% of cash received for debentures and warrants plus legal fees.
         7. The Company must reserve a number of common shares equal to, but not less then, 200% of the amount of common shares necessary to allow the debenture and warrant holder to be able to convert all such outstanding notes and put notes to common stock.
         8. Conversion price for put notes. The initial 50% of the put notes shall be the lesser of: (i) 80% of the average of the three lowest closing bid prices for the stock for twenty two days or (ii) 80% of the average of the five lowest closing bid prices for the stock for sixty days. The conversion price of the balance of the put notes shall be 86% of the average of the three lowest closing bid prices for ten days.
         9. The debentures have penalty clauses if the common stock is not issued when required by the debenture holder.
         10.    The debentures are unsecured.
         11. The Company's right to exercise the put commences on the actual effective date of the SEC Registration Statement and expires three years after the effective date.
         12. Right of first refusal - The debenture holders have the right to purchase a proportionate amount of new issued shares in order to maintain their ownership interest percentage.

         During January 2001, portions of these debentures were renegotiated with Enterprise Capital AG. The remaining balances are currently being converted to common stock and paid in full.

         Laurus Master Fund, Ltd.                                       307,701

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

         During January 2004, portions of these debentures were renegotiated with Enterprise Capital AG. The remaining balances are currently being converted to common stock and paid in full.

         Alpha Capital                                                  155,000

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

         In February 2004, an additional $65,000 of the debenture was converted into common stock with a conversion for the balance of $90,000 requested in March 2004.

         Total unsecured convertible debenture                        2,306,147
                                                                     ----------

         Secured Convertible Debentures

         AJW Entities                                                   313,150
                                                                     ----------

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

         During January 2004, the agreement was
         renegotiated and subsequently converted into common stock and paid-in-full through internal conversions that are expected to be completed
         March 31, 2004.

         Total Secured Convertible Debentures                           313,150
                                                                     ----------

         Total Debentures                                            $2,619,297
                                                                     ==========

         Maturities of convertible debentures are as follows:

         2004                                                        $2,152,297
         2005                                                           467,000
                                                                     ----------
         Total                                                       $2,619,297
                                                                     ==========

         See Note 18 for conversion of debentures subsequent to January 31, 2004.

12.      CANCELLATION OF INTEREST BY DEBENTURE HOLDERS

         During January 2004, the Company renegotiated their debenture balances with the AJW entities and the AJW entities cancelled $62,728 of interest the Company had previously accrued on the debenture balances.

13.      STOCK OPTIONS ISSUED FOR CONSULTING SERVICES

         During the three months ending January 31, 2004, the Company granted stock options to individuals in exchange for consulting services. The stock options call for the following exercise prices: The average closing price for three days prior to exercise less a 40% discount, market value at the date of exercise less a 15% discount, or market value at the date of exercise less a 50% discount.

         The Company has valued the options granted using the Black-Sholes stock option pricing model, based on the following weighted average assumptions: dividend yield - -0-, expected volatility - 44%, risk-free interest rate - 2.25%, expected life - 75 days to 10 years. The total fair value of the options granted during the three months ending January 31, 2004 was $4,770,000 (see Note 15).

14.      COMMITMENTS AND CONTINGENCIES

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

                 Months                                          Rent
                 ------                                          ----
                 1 - 12                                         $2,172
                13 - 24                                         $3,692
                25 - 36                                         $4,343

         Future minimum lease payments excluding taxes and expenses, are as follows:

         October 31, 2004                                               $50,163
         October 31, 2005                                                13,029
                                                                        -------

                                                                        $63,192
                                                                        =======

         Rent expense for the three months ended January 31, 2004 and 2003 was $11,075 and $10,442, respectively.

         Payroll Taxes

         The Company is negotiating a settlement regarding delinquent payroll taxes of approximately $68,000. Interest is being accrued on the outstanding balance. No amounts have been accrued for any penalties.

         Workers' Compensation Insurance

         Through January 2004, the Company did not carry general liability or workers' compensation coverage, nor was it self-insured. The Company accrues liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. As of

         January 31, 2004, there were no known liability claims. No amounts have been accrued for any penalties which may be assessed by the State of Arizona for non-compliance with the laws and regulations applicable to workers' compensation insurance.

         Legal

         The Company is the defendant in one lawsuit for unpaid wages. Management has recorded a liability in the amount of $20,000.

         The Company is named as a counter defendant in a lawsuit with a former associate. Although there is a possibility that the Company may be held liable, an estimated range of potential loss cannot be determined at this time, but it is not believed to have a material impact on the financial condition of the Company.

         The Company is the defendant in a lawsuit by a former vendor of connectivity services for breach of contract and failure to pay as required. The Company sold the connectivity portion of its business in October 2002 and feels this vendor is billing the contract incorrectly. The Company plans to vigorously fight this lawsuit and does not anticipate any material losses.

         Officers' Compensation - iBIZ Technology Corp.

         As of January 31, 2004, the Company has employment agreements with two of its corporate officers. The contracts are for three years beginning July 2001 and provide for the following:

         1.     Salaries from $150,000 to $250,000 for each officer.
         2.     Bonuses of 1% of total sales for each officer.
         3. Options for 120,000 shares of common stock at $0.20 per share which will vest and be exercisable for a period of ten years. None granted.
         4. Termination - Termination by the Company without cause - the employee shall receive six months salary. Change of control - in the event of change of control, the Company shall pay the employee a lump sum payment of three years annual salary.

         Officers' Compensation - Synosphere, LLC

         The Company entered into employment agreements with two of the current directors/officers of Synosphere. The term of these employee agreements shall be two years following the closing and transferable in the event of a sale of Synosphere to another entity or if Synosphere is spun-off. The employees shall receive annual base salaries of $112,000 and $102,000 per year with healthcare benefits. Furthermore, the employees shall receive an Earn Out bonus of common stock in eight payments, each made quarterly, in the amount of $62,500. A "golden parachute" clause shall be put in place, such that if either of the employee agreements are terminated by the Company or any successor, they are payable in full at the date of their termination. Finally, one of the employees shall be appointed to the Company's Board of Directors.


15       COMMON STOCK

         Stock Purchase Warrants

         As of January 31, 2004, the Company has issued the following common stock purchase warrants:

         December 28, 1999                                   20,000     5 years      $          9.40
         January 10, 2000                                    28,125     5 years      $          9.90
         March 27, 2000                                      61,500     5 years      $ 14.50 - 20.50
         August 30, 2000                                      3,413     5 years      $          9.37
         October 31, 2000                                    50,000     5 years      $          4.76
         December 20, 2000                                   40,000     5 years      $          2.28
         December 20, 2000                                   15,000     5 years      $          2.28
         April 26, 2001                                     150,000     5 years      $          1.23
         June 22, 2001                                      150,000     5 years      $          0.42
         July 27, 2001                                      150,000     5 years      $          0.21
         August 21, 2001                                     52,500     5 years      $          0.39
         October 9, 2001                                     35,000     5 years      $          0.26
         January 15, 2002                                    16,667     5 years      105% of Closing
         January 15, 2002                                    50,000     5 years      105% of Closing
         January 30, 2002                                   500,000     5 years      $          0.06
         April 23, 2002                                     300,000     5 years      $          0.06
         August 15, 2002                                    105,000     5 years      $          0.05
         October 9, 2002                                     75,000     5 years      $          0.05
         November 5, 2002                                    30,000     5 years      $          0.05
         January 31, 2003                                  1500,000     5 years      $          0.01
         March 20, 2003                                     500,000     7 years      $          0.01
         May 9, 2003                                        500,000     7 years      $          0.01
         June 12, 2003                                      750,000     7 years      $          0.01
                                                          ---------

                                                          5,082,204
                                                          =========

         All warrants are exercisable at January 31, 2004.

         Options

         On November 1, 2003, the Company granted an individual the option to purchase 200,000,000 shares of common stock at the exercise price of the average closing price for the three days prior to exercise less a 40% discount. The option is exercisable commencing November 1, 2003 and expires after January 15, 2004. The optionholder exercised 60,000,000 shares of common stock on December 10, 2003 and the Company received $93,600 cash.

         On December 15, 2003, the Company granted an individual the option to purchase 50,000,000 shares of common stock at the exercise price of market value at the date of exercise less a 15% discount. The options expire five years from date of grant. The optionholder exercised 26,956,000 shares of common stock during December 2003 and January 2004 and the Company received $640,823 cash.

         On January 28, 2004, the Company granted Pangea Investments GmbH the option to purchase 100,000,000 shares of common stock at the exercise price of market value at the date of exercise less a 50% discount. The option is exercisable commencing January 28, 2004 and expires after January 29, 2014. No options have been exercised under this agreement.

         Total options issued                                       350,000,000
         Less options exercised                                     (86,950,000)
         Less options expired                                      (140,000,000)
                                                                   ------------

         Options exercisable at January 31, 2004                    123,050,000
                                                                   ============

16.      PREFERRED STOCK

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

17.      CHANGE IN AUTHORIZED SHARES

         On February 24, 2003, the Articles of Incorporation were amended to increase the number of authorized shares of common stock from 450,000,000 shares to 5,000,000,000 shares.

18.      SUBSEQUENT EVENTS (UNAUDITED)

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

         iBIZ Technology Corp. will continue to distribute its product line in North and South America providing sub-licenses for all products to iBIZ, Inc. for worldwide distribution, excluding North and South America. iBIZ, Inc. will support iBIZ Technology Corp. in engineering, production, and business development, through synergetic agreements using Enterprises Capital AG and its affiliates infrastructure in Europe and Israel.

         Convertible Debentures

         During the period from February 1, 2004 through March 9, 2004, the convertible debenture holders converted $904,893 of principal and $197,635 of accrued interest for 243,682,486 shares.

         Stock Issuances

         On February 18 and 20, 2004, the Company issued 2,335,188 shares of common stock, under the S8 Registration Amendment filed December 5, 2003 to individuals for services rendered.

         On March 5, 2004, the Company issued 12,500,000 shares of common stock under the S8 Registration Amendment filed December 5, 2003 to individuals for services rendered.

         On February 3 and March 3, 2004, the Company issued 12,000,000 shares of common stock to an individual under the option dated December 15, 2003 and received $448,090 cash.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors, we have identified eight accounting principles that we believe are key to an understanding of our financial statements. These important accounting policies require management's most difficult, subjective judgments.

(1)      ACCOUNTS RECEIVABLE

         Accounts receivable are reported at the customer's outstanding balances less any allowance for doubtful accounts and provision for returned merchandise. Our terms for repayment range from 30 days to 60 days. We do not normally require collateral to support receivables and interest is not accrued thereon.

(2)      ALLOWANCE FOR DOUBTFUL ACCOUNTS AND PROVISION FOR RETURNED MERCHANDISE

         The allowance for doubtful accounts on accounts receivables and provision for returned merchandise is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. We determine the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired (bankruptcy, lack of contact, age of account balance , etc.). We also provide a provision for returned merchandise based on our history of returns as a percentage of sales.

(3)      INVENTORIES

         Inventories are stated at the lower of cost (determined principally by average cost) or market.

(4)      TECHNOLOGY AND PATENTS

         We have capitalized the fair market value of stock issued in connection with the acquisition of Synosphere, LLC. We will amortize the assets over the estimated useful life once the patents are approved and the products are developed and ready for market.

(5)      ACCOUNTING FOR CONVERTIBLE DEBT SECURITIES

         We have issued convertible debt securities with non-detachable conversion features. We have recorded the fair value of the beneficial conversion features as interest expense and an increase to Additional Paid in Capital.

(6)      ACCOUNTING FOR CONSULTING FEES PAID BY STOCK OPTIONS

         We have issued stock options which entitle the grantee to exercise the options at fair market value less an agreed upon discount. We have recorded the fair market value as "consulting fees paid by stock options" and an increase to additional paid-in capital.

(7)      REVENUE RECOGNITION

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

         Product Sales - Product Sales represent primarily sales of PDA accessories to retailers. Revenue is recorded when the goods are shipped and title passes to the customer. We provide a reserve for sales returns based on our history of returns as a percentage to sales.

         We will periodically provide rebates on selected products for a limited sale period, normally 7 days. We contract with a company to process and track the rebates. We provide a reserve for outstanding rebates based on our history of rebates submitted as a percentage of applicable sales.

         Maintenance Agreements - We continue to sell service agreements to maintain and service computers and printers that were a part of our product line several years ago. We no longer sell such products but continue to offer renewals of maintenance agreements. Income from maintenance agreements is being recognized on a straight-line basis over the life of the service contracts, which range from 3 months to 1 year. The unearned portion is recorded as deferred income.

(8)      CONSULTING AGREEMENTS

         We issued common stock for payment of consulting services. The cost of the consulting services was determined by multiplying the common shares issued by the market price, for the shares at the inception date of the agreement.

SELECT FINANCIAL INFORMATION

                                                For the Three Months Ended
                                               01/31/04            01/31/03
                                              (Unaudited)         (Unaudited)
                                              -----------         -----------
         Statement of Operations Data:
         Total revenue                        $   161,949         $    75,310
         Operating loss                       $(5,109,702)        $  (457,654)
         Net loss after tax                   $(5,122,615)        $ 1,378,004
         Net loss per share                   $     (0.00)        $     (0.02)

         Balance Sheet Data:
         Total assets                         $ 1,830,827         $   640,942
         Total liabilities                    $ 4,697,910         $ 5,978,411
         Stockholders' deficit                $(2,867,083)        $(5,337,469)

RESULTS OF OPERATIONS

The three months ended January 31, 2004 compared to the three months ended January 31, 2003.

Revenues - Revenues increased by approximately 115% to $161,949 in the three months ended January 31, 2004 from $75,310 in the three months ended January 31, 2003. The increase was in product sales resulting from the addition of new customers, the increase in volume sales to an existing national retailer and introduction and sales of our new products.

$96,345 of revenues for the three months ended January 31, 2004 were to Comp USA. Our maintenance revenues remained relatively comparable at $9,700 in 2004 and $9,400 in 2003. We are not actively pursuing this area of business and do not expect this to be significant in subsequent periods.

Cost of Revenues - The cost of revenues of $121,745 (75% of sales) in the three months ended January 31, 2004 increased from $91,735 (122% of revenues) for the three months ended January 31, 2003. Cost of revenues in 2004 consists of $108,117 (67% of revenues) of direct material, packaging and freight, a reduction in our provision for obsolete inventories totaling $23,100 (14% of revenues) and $36,728 (23% of revenues) of salaries and employee related costs. Cost of sales in 2003 consists of $47,059 (62% of revenues) of direct material, packaging and freight and $44,677 (59% of sales) of salaries and employee related costs.

Our products experience a high degree of technological obsolescence based on the rapidly changing market for PDA-related products and the introduction of new PDAs. We evaluate our inventories based on sales over a rolling six-month period and industry publications of PDA-related product changes in order to determine the write-off of slow-moving and obsolete inventories. During the first quarter of 2004, we made a bulk sale of items which were fully reserved for in our reserve and, accordingly, the reserve was adjusted.

Selling, General and Administrative Expenses - Selling, general and administrative expenses decreased approximately 14% to $379,906 in the three months ended January 31, 2004 from $441,229 in the three months ended January 31, 2003. The main components in these expenses are salaries and wages for its key employees and officers (2004 - $72,531; 2003 - $145,300), professional fees (2004 - $128,713; 2003 - $74,155) and travel (2004 - $33,585; 2003 - $1,100).

Consulting Fees - We granted options for services to consultants during the quarter ended January 31, 2004. We valued the options using the Black-Scholles formula.

Interest Expense - Interest expense increased 24% to $102,280 in the three months ended January 31, 2004 from $82,352 in the three months ended January 31, 2003. The increase is a result of additional convertible debentures issued in the second and third quarters of 2003.

Beneficial Interest Expense - We record the excess of the fair value of the stock price at the date of issuance of convertible debentures over the conversion price on the same date as interest expense-beneficial conversion feature. The amount decreased to $0 in 2004 from $837,998 in 2003 due to no debentures being issued in the three months ending January 31, 2004.

Liquidity and Capital Resources - As of January 31, 2004, we had a working capital deficit of $3,717,889 as compared to a working capital deficit of $4,792,658 at January 31, 2004. The decrease in the deficit is primarily due to approximately $1.4 million in convertible debentures converted into common stock in 2003. We have $2,152,297 and $467,000 of debt payments related to convertible debentures due within the next year and next two to five years, respectively. Subsequent to January 31, 2004, $904,893 of these debt payments were converted in full to common stock. We are presently in the process of renegotiating the remaining balance of $1,714,404 to more favorable terms.

Cash Flows from Operations - Our cash flow from operations used $478,963 in 2004 compared to $225,339 in 2003. The increase in cash used is primarily due to decreased receivables in 2004 versus 2003, partially offset by the decrease in accounts payable and accrued liabilities and taxes resulting from the ability to pay these amounts with cash received from the exercise of options. Based on the initial reception of our new product, the "Virtual Keyboard" (set to be delivered to retailers in April 2004) and the continued success of our Pocket Radio product, we are confident that our cash flows will be positive in 2004. We currently have a backlog of orders totaling $650,000. As with other technology-related products, our success depends on acceptance of our products in the market and introduction of new products. If our products do not continue to receive acceptance in the market, our cash flows can quickly turn negative.

Cash Flows from Investing Activities - Cash used for investing activities was $-0- in both 2004 and 2003.

Cash Flows from Financing Activities - Cash provided by financing activities consisted of a $9,990 loan from a foreign company (Enterprise Capital AG) and the issuance of common stock by stock options. We may need to raise additional capital through the issuance of common stock options and/or debt, which will be used to expand our infrastructure and acquire additional product lines and complimentary businesses.

In January 2004 we entered into an agreement to purchase the assets of Synosphere LLC for 30 million shares of common stock valued at $1.2 million. We currently have no other material commitments for capital expenditures.

Spin-off - On October 20, 3003, the Board of Directors approved the spin-off of iBIZ, Inc., a wholly owned subsidiary of the Company, into a separate public company.

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

iBIZ Technology Corp. will continue to distribute its product line in North and South America providing sub-licenses for all products to iBIZ, Inc. for worldwide distribution with the exception of North and South America. iBIZ, Inc. and iBIZ Technology Corp. are in the process of negotiating the terms of the license agreements. It is currently planned that iBIZ, Inc. will support iBIZ Technology Corp. in engineering, production, and business development, through synergetic agreements (to be negotiated) using Enterprise Capital and its affiliates infrastructure in Europe and Israel.

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

Increase in Cash Subsequent to January 31, 2004 - On February 3 and March 3, 2004, the Company received approximately $448,090 cash as a result of the Company's Option holders exercising their options to purchase shares of common stock.

ITEM 3.  CONTROLS AND PROCEDURES

         An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of January 31, 2004. There have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

         ITEM 1.           LEGAL PROCEEDINGS

            None for the period ending January 31, 2004.

         ITEM 2.           CHANGES IN SECURITIES

           (c)      Recent Sales of Unregistered Securities

         The securities described below represent securities of iBIZ sold by iBIZ during the three month period ended January 31, 2004, that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), all of which were issued by the Company pursuant to exemptions under the Securities Act. Underwriters were not involved in these transactions.

         Private Placements of Common Stock and Warrants for Cash

         None.

         Sales of Debt and Warrants for Cash

         None

         Option Grants

         On November 1, 2003, the Company granted an individual the option to purchase 200,000,000 shares of common stock at the exercise price of the average closing price for the three days prior to exercise less a 40% discount. The option is exercisable commencing November 1, 2003 and expires after January 15, 2004. The option holder exercised 60,000,000 shares of common stock on December 10, 2003 and the Company received $93,600 cash.

         On December 15, 2003, the Company granted an individual the option to purchase 50,000,000 shares of common stock at the exercise price of market value at the date of exercise less a 15% discount. The options expire five years from date of grant. The option holder exercised 26,956,000 shares of common stock during December 2003 and January 2004 and the Company received $640,823 cash.

         On January 28, 2004, the Company granted Pangea Investments GmbH the option to purchase 100,000,000 shares of common stock at the exercise price of market value at the date of exercise less a 50% discount. The option is exercisable commencing January 28, 2004 and expires after January 29, 2014. No options have been exercised under this agreement.

         Issuances of Stock for Services or in Satisfaction of Obligations

         None

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

Dated this 15th day of March 2004


                                         iBIZ TECHNOLOGY CORP.


                                         By: /s/ KENNETH W. SCHILLING
                                         ---------------------------------------
                                         Kenneth W. Schilling, President,
                                         and acting principal accounting officer