Form 10KSB/A
period 2003-10-31
IBIZ TECHNOLOGY CORP
filed 2004-03-16
CIK 1079893

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A4

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

         After completion of the spin-off as outlined previously, iBIZ, Inc. intends to acquire the input device activities of Enterprise Capital AG in return of shares in iBIZ, Inc. This will be accomplished by the issuance by the Company of 11,200,000 shares of common stock to Enterprise Capital AG, in exchange of 100% of the input device license agreements currently owned by Enterprise.

         iBIZ, Inc. will hold licenses for the spin-off operation and introduce to the Programmable Digital Assistant ("PDA") market the virtual laser light keyboard "Light Key". The Light Key is capable of projecting a full size laser keyboard on any flat surface, providing full keyboard capabilities to the PDA and hand held user in any location.

         Currently the virtual keyboard license, owned by Enterprise, allows the design and development of a virtual keyboard product line, and the manufacturer and sale of that product line worldwide. The license of Light Key will provide iBIZ, Inc. the worldwide rights to manufacture and market a virtual keyboard developed by Enterprise based on licensed technology developed by VKB Inc. (with whom we have no relationship) by transferring of the license, and the developed product from Enterprise. The Light Key will be an accessory product to appliances such as PDA's, hand-held, cell-phones, laptops, etc and will provide the Company a unique product for world-wide distribution.

         This proposed license will be for a five year period, with a royalty free to be paid for the initial 100,000 units sold, with subsequent (beyond 100,000 units) royalty payments to be determined. This license will also enable iBIZ, Inc. to develop its own intellectual properties in design and engineering for its exclusive products without the need to invest massive capital for "core technology" development. Through Enterprise, iBIZ, Inc. plans to enhance the Light-Key product line by adding complimentary technologies, and product enhancements.

         As a complimentary input device, iBIZ, Inc. will introduce a virtual pen, the E-Pen, capable of storing and sending any hand writing or written-on-paper image to a PDA, hand held or any computer, as a very high resolution image. Currently, the electronic pen license, owned by Enterprise, allows the design and development of a virtual pen product line, and the manufacturer and sale of that product line worldwide.

         This proposed license is intended to be in perpetual in nature, meaning there will be stated termination date. Royalty payments are intended to be 50% of net profit for sales of this specific product. The first 100,000 pieces are to be royalty free. The license of E-Pen will provide iBIZ, Inc. an exclusive worldwide rights to manufacture and market an electronic pen developed by In Motion E-Pen Inc. (with whom we do not have any relationship) and licensed by Enterprise as an accessory to appliances such as PDA's, hand-held, cell-phones, laptops, etc. This license is also intended to enable iBIZ, Inc. to develop its own intellectual properties in design and engineering including the core technology.

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

iBIZ Technology Corp `s principal offices are located at 2238 West Lone Cactus, #200, Phoenix, Arizona 85021. iBIZ Technology Corp maintains a website at www.ibizcorp.com. The information on the website is not part of this report.

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

On July 11, 2002 iBIZ purchased intellectual property assets for the Xela Case Keyboard including the patent application S/N T001 P00547-US1, trademark application S/N: 78/139,898 and resale rights from ttools, LLC, a Rhode Island limited liability company. The cost of $250,000 was allocated to the tooling required for the product ($50,000) and the balance to the Intellectual Property Rights. The estimated useful life assigned to the tooling and rights was 3 years. Currently Patent and Trademark applications are in due process with the United States Patent and Trademark Office. The trademark application for XELA was published by the Patent and Trademark office in the Official Gazette on January 7, 2003 for the purpose of opposition.


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
                                                                        ========

                                       F1



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
                                                                                   =================

                             See Accompanying Notes.


                                       F2


                     iBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002


                                                                      2003           2002
                                                                  -----------    -----------
REVENUES
     Product                                                      $   453,797    $   324,285
     Service                                                           31,585         31,993
                                                                  -----------    -----------

       TOTAL REVENUES                                                 485,382        356,278

COST OF REVENUES                                                      519,003        379,440
                                                                  -----------    -----------

       GROSS (LOSS)                                                   (33,621)       (23,162)
                                                                  -----------    -----------
SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES
     Selling, general and administrative expenses                   1,526,660      1,516,776
     Officer bonuses                                                1,132,882              0
     Write-off of intangible assets                                   125,000              0
                                                                  -----------    -----------

        TOTAL OPERATING EXPENSE                                     2,784,542      1,516,776
                                                                  -----------    -----------

OPERATING (LOSS)                                                   (2,818,163)    (1,539,938)
                                                                  -----------    -----------

OTHER INCOME (EXPENSE)
       Cancellation of debt                                            85,733         44,754
       Interest income                                                      0         18,310
       Interest expense                                              (353,516)      (250,057)
       Interest expense - convertible debentures-beneficial
        conversion feature                                         (1,379,077)    (4,283,930)
       Other income                                                     2,891              0
                                                                  -----------    -----------

        TOTAL OTHER INCOME (EXPENSE)                               (1,643,969)    (4,470,923)
                                                                  -----------    -----------

(LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                             (4,462,132)    (6,010,861)

INCOME TAXES                                                               50             50
                                                                  -----------    -----------

(LOSS) FROM CONTINUING OPERATIONS                                  (4,462,182)    (6,010,911)
                                                                  -----------    -----------

DISCONTINUED OPERATIONS
       (Loss) from operations of discontinued business segments             0       (383,168)
       (Loss) from abandoned equipment                                      0        (96,386)
                                                                  -----------    -----------

(LOSS) FROM DISCONTINUED OPERATIONS                                         0       (479,554)
                                                                  -----------    -----------

NET (LOSS)                                                        $(4,462,182)   $(6,490,465)
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
                                     ===========   ===========   ===========   ===========



 Additional
   Paid in       Accumulated
   Capital         Deficit           Total
------------    ------------    ------------
$    131,355    $          0    $    132,284
      85,145               0          85,716



   4,283,930               0       4,283,930


           0      (6,490,465)     (6,490,465)
------------    ------------    ------------

  15,349,368     (20,336,150)     (4,941,782)



     108,536               0         351,771
      11,746               0          39,489


     (63,187)              0         (63,187)


     110,088               0         131,250
      44,500               0          56,500
     442,125               0         695,188
      49,500               0          60,500
           0               0          36,691



   1,379,077               0       1,379,077

           0      (4,462,182)     (4,462,182)
------------    ------------    ------------

$ 17,431,753    $(24,798,332)   $ (6,716,685)
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

                             Additions for the year
                                                                                        35,948

                             Write-off of uncollectible accounts
                                for the year
                                                                                       (52,557)

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

                Estimated Amortization Expense:
                For the year ended October 31, 2004                                  $        22,182
                For the year ended October 31, 2005                                           22,182
                For the year ended October 31, 2006                                           16,636
                                                                                     ---------------

                            Total Estimated Amortization Expense                     $        61,000
                                                                                     ===============


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
                            OCTOBER 31, 2003 AND 2002





NOTE 8  TAXES PAYABLE

                Taxes payable consists of the following:

                      Payroll taxes payable, current and deferred                     $     197,912
                      California income tax payable                                          19,028
                                                                                      -------------

                                                                                      $     216,940
                                                                                     ==============



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

NOTE 11 NOTE PAYABLE, OTHER



Note payable to Community First National Bank is due in monthly payments of principal and interest of $545 with interest at 7% until March 7, 2004. The note is secured by an automobile which
costs $36,000 and has a book value of $0.                                         $       4,920
                                                                                  =============

Maturities of long-term debt are as follows:

               2004                                                               $       4,920
                                                                                  =============


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



                                       F22


                     iBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002

NOTE 13 COMPUTATION OF EARNINGS PER SHARE (CONTINUED)




                                                              2003                  2002
                                                        ---------------       --------------
From discontinued operations
  Net (loss) from discontinued operations               $             0       $     (479,554)
                                                        ---------------       --------------
  Weighted average number of common
  shares outstanding                                        231,553,359           26,404,820

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