Form 10KSB/A
period 2003-10-31
IBIZ TECHNOLOGY CORP
filed 2004-03-23
CIK 1079893

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A5

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

ITEM 1. DESCRIPTION OF BUSINESS.


iBIZ Technology Corp., through it's wholly-owned operating subsidiary iBIZ Inc., sells personal digital assistant (PDA) accessories and other handheld computing devices to retail stores and direct to consumers. We currently purchase or sub-contract the manufacturing of the products from companies in Taiwan, China and Israel. The products are normally received assembled and packaged by the manufacturer.


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

                                  MANUFACTURING


iBIZ products are engineered and manufactured by various entities in Taiwan, China and Israel. Currently, these manufacturers build iBIZ products to iBIZ specifications with non-proprietary components. The vast majority of parts used in iBIZ products are available to iBIZ competitors. Although iBIZ has not experienced difficulties in the past relating to engineering and manufacturing, the failure of iBIZ' manufacturers to produce products of sufficient quantity and quality could adversely affect iBIZ's ability to sell the products its customers' demand.

iBIZreceives the products fully assembled and packaged at its Phoenix, Arizona facility. Orders from retailers and consumers are fulfilled and shipped from our facility.

Prolink, the manufacturer of the FM Pocket Radio, created the software which is on the card. We do not have a license to distribute the software nor do we have any responsibility to maintain the software. We purchase the completed product from Prolink and market it with our other products. We do have an exclusive agreement to sell the Secured Digital ("SD") version that is compatible with the Palm products in the United States for one year. This can be extended yearly based on our purchase volume.


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


Cost of Revenues-Product Sales in 2003 consists of approximately $299,000 (66% of sales) of direct material, packaging and freight, provision for obsolete inventories totaling $53,000 (12% of sales) and $145,000 (32% of sales) of salaries and employee related costs. Cost of Revenues-Product Sales in 2002 consists of $177,000 (55% of sales) of direct material, packaging and freight, provision for obsolete inventories totaling $90,000 (28% of sales) and $90,000 (28% of sales) of salaries and employee related costs. The increase in the direct material, packaging and freight costs as a percentage from 2002 to 2003 is due to the change in product mix from higher margin chargers and travel kits to the lower margin Pocket Radios. As noted, a significant portion of the components of our cost of revenues is wages and benefits which, in our business, are generally fixed in nature. Because of our cash flow problems we were unable to retain employees to support our production and servicing and, accordingly, our Vice president, Mark Perkins, devoted approximately 25% of his time to this area in 2003.

Cost of Revenues-Maintenance Agreements in 2004 consists of $2,000 of parts and accessories (7% of revenues) and $20,000 of wages and benefits (59% of revenues). Cost of Revenues-Maintenance Agreements in 2003 consists of $4,000 of parts and accessories (12% of revenues) and $19,000 of wages and benefits (59% of revenues). Based on the nature of the equipment being serviced and the applicable age thereof, parts and accessories can fluctuate significantly each period.


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

                            OCTOBER 31, 2003 AND 2002



                                TABLE OF CONTENTS

                                                                      PAGE NO.
                                                                      --------

INDEPENDENT AUDITORS' REPORT......................................      F1

FINANCIAL STATEMENTS


       Consolidated Balance Sheet.................................    F2-  F3

       Consolidated Statements of Operations......................    F4 - F5

       Consolidated Statement of Stockholders' (Deficit)..........    F6 - F7

       Consolidated Statements of Cash Flows......................    F9 - F10

       Notes to Consolidated Financial Statements.................    F11 - F31

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
                                                                        ========















                                       F2

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
                                                                                   =================


                             SEE ACCOMPANYING NOTES.


                                       F3
                     iBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002

                                                                      2003           2002
                                                                  -----------    ---------
REVENUES
     Product                                                      $   453,797    $   324,285
     Maintenance Agreements                                            31,585         31,993
                                                                  -----------    -----------
       TOTAL REVENUES                                                 485,382        356,278

COST OF REVENUES:
     Product                                                          497,275        356,594
     Maintenance Agreements                                            21,728         22,846
                                                                  -----------    -----------
       TOTAL COST OF REVENUES                                         519,003        379,440
                                                                  -----------    -----------
       GROSS (LOSS)                                                   (33,621)       (23,162)
                                                                  -----------    -----------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
     Selling, general and administrative expenses                   1,526,660      1,516,776
     Officer bonuses                                                1,132,882              0
     Write-off of intangible assets                                   125,000              0
                                                                  -----------    -----------
        TOTAL OPERATING EXPENSE                                     2,784,542      1,516,776
                                                                  -----------    -----------
OPERATING (LOSS)                                                   (2,818,163)    (1,539,938)
                                                                  -----------    -----------
OTHER INCOME (EXPENSE)
       Cancellation of debt                                            85,733         44,754
       Interest income                                                      0         18,310
       Interest expense                                              (353,516)      (250,057)
       Interest expense - convertible debentures-beneficial
        conversion feature                                         (1,379,077)    (4,283,930)
       Other income                                                     2,891              0
                                                                  -----------    -----------
        TOTAL OTHER INCOME (EXPENSE)                               (1,643,969)    (4,470,923)
                                                                  -----------    -----------
(LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                             (4,462,132)    (6,010,861)
INCOME TAXES                                                               50             50
                                                                  -----------    -----------
(LOSS) FROM CONTINUING OPERATIONS                                  (4,462,182)    (6,010,911)
                                                                  -----------    -----------
DISCONTINUED OPERATIONS
       (Loss) from operations of discontinued business segments             0       (383,168)
       (Loss) from abandoned equipment                                      0        (96,386)
                                                                  -----------    -----------

(LOSS) FROM DISCONTINUED OPERATIONS                                         0       (479,554)
                                                                  -----------    -----------

NET (LOSS)                                                        $(4,462,182)   $(6,490,465)
                                                                  ===========    ===========



                             See Accompanying Notes.




                                       F4

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
                                    ===============   ===============



                             SEE ACCOMPANYING NOTES.


                                       F5
                     iBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
                  FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002

                                        Preferred Stock              Common Stock
                                        ---------------              ------------
                                        Shares    Amount         Shares         Amount
                                        ------    ------         ------         ------
BALANCE, OCTOBER 31, 2001                  0       $     0     9,986,320      $   9,986
CONVERSION OF DEBENTURES FOR
   COMMON STOCK:
       PRINCIPAL                           0             0     6,077,099          6,077
       ACCRUED INTEREST                    0             0       440,934            441
FEES AND COSTS FOR ISSUANCE OF
   COMMON STOCK                            0             0             0              0
ISSUANCE OF COMMON STOCK FOR:
       PAYMENT OF ACCOUNTS
          PAYABLE                          0             0     3,121,200          3,122
       PAYMENT OF SALARIES AND
          RETENTION BONUSES                0             0    18,778,104         18,778
       CONSULTING FEES                     0             0     2,200,000          2,200
       LEGAL FEES                          0             0       825,000            825
       CASH                                0             0     3,000,000          3,000
DONATION OF STOCK BACK TO THE
   COMPANY FOR TREASURY STOCK              0             0      (928,560)          (929)





                                 Additional
                                  Paid in      Accumulated
                                  Capital        Deficit          Total
                                  -------        -------          -----
BALANCE, OCTOBER 31, 2001     $  9,891,221    $(13,845,685)   $ (3,944,478)
CONVERSION OF DEBENTURES FOR
   COMMON STOCK:
       PRINCIPAL                   336,199               0         342,276
       ACCRUED INTEREST             21,648               0          22,089
FEES AND COSTS FOR ISSUANCE OF
   COMMON STOCK                    (73,777)              0         (73,777)
ISSUANCE OF COMMON STOCK FOR:
       PAYMENT OF ACCOUNTS
          PAYABLE                  314,740               0         317,862
       PAYMENT OF SALARIES AND
          RETENTION BONUSES        228,287               0         247,065
       CONSULTING FEES              85,800               0          88,000
       LEGAL FEES                   99,675               0         100,500
       CASH                         76,500               0          79,500
DONATION OF STOCK BACK TO THE
   COMPANY FOR TREASURY STOCK     (131,355)         0 (132,284)



                             SEE ACCOMPANYING NOTES.


                                       F6
                     iBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
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
                                     ===========   ===========   ===========   ===========







                                       F7

                                   Additional
                                    Paid in       Accumulated
                                    Capital         Deficit           Total
                                  ------------    ------------    ------------
ISSUANCE OF COMMON STOCK TO THE
   PRESIDENT TO REIMBURSE HIM FOR
   SHARES GIVEN TO
   DEBENTURE HOLDERS FROM:
       TREASURY STOCK             $    131,355    $          0    $    132,284
       NEW SHARES                       85,145               0          85,716

INTEREST EXPENSE - CONVERTIBLE
   DEBENTURES - BENEFICIAL
   CONVERSION FEATURE                4,283,930               0       4,283,930

NET (LOSS) FOR THE YEAR
   ENDED OCTOBER 31, 2002                    0      (6,490,465)     (6,490,465)
                                  ------------    ------------    ------------

        BALANCE,  OCTOBER 31, 2002  15,349,368     (20,336,150)     (4,941,782)

CONVERSION OF DEBENTURES FOR
   COMMON STOCK:
        PRINCIPAL                      108,536               0         351,771
        INTEREST                        11,746               0          39,489

FEES AND COSTS FOR ISSUANCE OF
   COMMON STOCK                        (63,187)              0         (63,187)

ISSUANCE OF COMMON STOCK FOR:
   CONSULTING FEES                     110,088               0         131,250
   LEGAL FEES                           44,500               0          56,500
   EMPLOYEE RETENTION BONUSES          442,125               0         695,188
  ACCRUED EXPENSES AND PAYABLES         49,500               0          60,500
  CASH                                       0               0          36,691

INTEREST EXPENSE - CONVERTIBLE
   DEBENTURES - BENEFICIAL
   CONVERSION FEATURE                1,379,077               0       1,379,077

NET (LOSS) FOR THE YEAR ENDED
   OCTOBER 31, 2003                          0      (4,462,182)     (4,462,182)
                                  ------------    ------------    ------------
BALANCE, OCTOBER 31, 2003         $ 17,431,753    $(24,798,332)   $ (6,716,685)
                                  ============    ============    ============


                             SEE ACCOMPANYING NOTES.



                                       F8
                     iBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
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



                             SEE ACCOMPANYING NOTES.


                                       F9
                     iBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
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


                                       F15

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002

NOTE 2 ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS AND PROVISION FOR RETURNED MERCHANDISE

A summary of accounts receivable and allowance for doubtful accounts is as follows:



Accounts receivable                                                             $     165,251

Allowance for doubtful accounts and
provision for returned merchandise                                                     41,500
                                                                                -------------

       Net accounts receivable                                                  $     123,751
                                                                                =============






       Allowance for doubtful accounts and provision for returned merchandise

                             Balance, at November 1, 2002
                                                                                $      58,109
                             Additions for the year
                                                                                       35,948
                             Write-off of uncollectible accounts
                                for the year
                                                                                      (52,557)
                                                                                -------------
                             Balance, at October 31, 2003
                                                                                $      41,500
                                                                                =============

NOTE 3  PROPERTY AND EQUIPMENT

                Property and equipment and accumulated depreciation at October 31, 2003 consists of:

                      Tooling                                                   $      68,100
                      Machinery and equipment                                          37,641
                      Office furniture and equipment                                   81,027
                      Vehicle                                                          39,141
                      Molds                                                            25,000
                                                                                -------------
                                                                                      250,909
                      Less accumulated depreciation                                   187,580
                                                                                -------------

                      Total property and equipment                              $      63,329
                                                                                =============




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

             Estimated Amortization Expense:
             For the year ended October 31, 2004         $      22,182
             For the year ended October 31, 2005                22,182
             For the year ended October 31, 2006                16,636
                                                         -------------

             Total Estimated Amortization Expense        $      61,000
                                                         =============


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




           Total amount of note                       $      373,159

           Less allowance for doubtful collection           (373,159)
                                                      --------------
              Note Receivable, Net                    $            0
                                                      ==============



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


                                       F17
                     iBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002





NOTE 8  TAXES PAYABLE

      Taxes payable consists of the following:

            Payroll taxes payable, current and deferred     $      197,912
            California income tax payable                           19,028
                                                            --------------

                                                            $      216,940
                                                            ==============



NOTE 9 INCOME TAXES

DEFERRED TAXES

The components of deferred tax assets are as follows:



         Net operating loss carryforwards                     $2,900,500
         Accrued expenses and miscellaneous                        8,800
                                                              ----------
             Less valuation allowance                          2,909,300
                                                              ----------
      Net deferred tax asset                                  $        0
                                                              ==========

A reconciliation of the valuation allowance is as follows:

      Balance, at November, 2002                              $1,158,265
      Addition for the period                                  1,751,035
                                                              ----------

      Balance, at October 31, 2003                            $2,909,300
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




                                       F29

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


                                       F30

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

























                                       F31

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