Form 10QSB/A
period 2004-01-31
IBIZ TECHNOLOGY CORP
filed 2004-03-23
CIK 1079893

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A1

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

                TABLE OF CONTENTS
                -----------------

PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
         BALANCE SHEETS ................................................. F-1
         STATEMENTS OF OPERATIONS........................................ F-2
         STATEMENTS OF EQUITY............................................ F-3-4
         STATEMENT OF CASH FLOWS......................................... F-5
         NOTES TO FINANCIAL STATEMENTS................................... F-6-19
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS....................................... 1-7
ITEM 3.  CONTROLS AND PROCEDURES.........................................   8

PART II.  -  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS...............................................   8
ITEM 2.  CHANGES IN SECURITIES...........................................   8
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................   9
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............   9
ITEM 5.  OTHER INFORMATION...............................................   9
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................   9

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                JANUARY 31, 2004
                                  (UNAUDITED)

ASSETS
CURRENT ASSETS:
Cash                                                               $    262,670
Cash, pledged for letter of credit                                       10,000
Accounts receivable, net                                                 48,995
Inventories                                                              62,228
Prepaid expenses                                                        129,128
                                                                   ------------
Total current assets                                                    513,021
                                                                   ------------

PROPERTY AND EQUIPMENT, Net of accumulated depreciation                  59,851
                                                                   ------------
OTHER ASSETS:
Technology and patents                                                1,200,000
Intellectual Properties Rights, net                                      55,455
Note receivable, officer                                                373,159
Less allowance for doubtful collection                                 (373,159)
Deposits                                                                  2,500
                                                                   ------------
Total other assets                                                    1,257,955
                                                                   ------------
TOTAL ASSETS                                                       $  1,830,827
                                                                   ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses                              $    668,052
Loan payable, Enterprise Capital AG                                      99,990
Accrued wages                                                           403,363
Accrued interest                                                        685,195
Taxes payable                                                           218,900
Deferred income                                                           3,113
Convertible debentures, current portion                               2,152,297
                                                                   ------------
Total current liabilities                                             4,230,910
                                                                   ------------
LONG-TERM LIABILITIES - Convertible debentures
  payable, net of current portion                                       467,000
                                                                   ------------
STOCKHOLDERS' DEFICIT:
Preferred stock - authorized, 50,000,000 shares,
  par value $.001 per share; issued and outstanding-0-                        0
Common stock - authorized, 5,000,000,000 shares,
  par value $.001 per share; issued and outstanding,
  2,273,572,909 shares; reserved for issuance of
  options, 23,050,000 shares                                          2,273,573
Common stock to be issued for Synosphere, LLC,
  30,000,000 shares                                                   1,200,000
Additional paid-in capital                                           23,580,291
Accumulated deficit                                                 (29,920,947)
                                                                   ------------
Total stockholders' deficit                                          (2,867,083)
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $  1,830,827
                                                                   ============


See accompanying notes to financial statements.

                     iBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2004 AND 2003
                                  (UNAUDITED)

                                                       2004              2003
                                                       ----              ----
REVENUES:
Product sales                                     $    152,216      $    65,879
Maintenance Agreements                                   9,733            9,431
                                                  ------------      -----------
Total revenues                                         161,949           75,310

COST OF REVENUES:
Product sales                                          113,038
86,174
Maintenance Agreements                                   8,707            5,561
                                                  ------------      -----------
Total cost of revenues                                 121,745           91,735
                                                  ------------      -----------

GROSS INCOME (LOSS)                                     40,204
(16,425)
                                                  ------------      -----------
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                              379,906          441,229

CONSULTING FEES PAID BY STOCK OPTIONS               (4,770,000)               0
                                                  ------------      -----------

LOSS FROM OPERATIONS                                (5,109,702)        (457,654)
                                                  ------------      -----------

OTHER INCOME (EXPENSE):
Cancellation of interest by
  debenture holders                                     62,728                0
Interest expense                                      (102,280)         (82,352)
Interest expense - convertible debentures -
  beneficial conversion feature                              0         (837,998)
Other income                                            24,639                0
Gain on sale of fixed asset                              2,000                0
                                                  ------------      -----------
Total other expense, net                               (12,913)        (920,350)
                                                  ------------      -----------

LOSS BEFORE INCOME TAXES                            (5,122,615)      (1,378,004)

INCOME TAXES                                                 0                0
                                                  ------------      -----------

NET LOSS                                          $ (5,122,615)     $(1,378,004)
                                                  ============      ===========

NET LOSS PER COMMON SHARE - Basic
  and diluted                                     $      (0.00)     $     (0.02)
                                                  ============      ===========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING - Basic and
  diluted                                        1,405,453,312       59,250,249
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

                     iBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2004 AND 2003
                                  (UNAUDITED)


                                                          2004          2003
                                                          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                              $(5,122,615)  $(1,378,004)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation                                              3,478         2,968
  Amortization                                              5,545         2,500
  Consulting fees expensed by stock options             4,770,000             0
  Interest expense - convertible debentures
    debentures - beneficial conversion feature                  0       837,998
  Common stock issued for expenses                         61,205       123,768
  Provision (adjustment) for uncollectible accounts       (31,138)        3,100
  Provision (adjustment) for obsolete inventories         (23,100)            0
  Changes in operating assets and liabilities:
    Accounts receivable                                   105,894       (21,078)
    Inventories                                             4,714       (37,070)
    Prepaid expenses                                        5,785       (18,000)
    Accounts payable                                      (21,085)       55,577
    Accrued liabilities and taxes                        (235,189)      206,635
    Deferred income                                        (2,457)       (3,733)
                                                      -----------   -----------
Net cash used in operating activities                    (478,963)     (225,339)
                                                      -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from exercise of stock options             734,423             0
  Net proceeds from issuance of convertible
  debentures payable                                            0       360,000
Net proceeds from loan payable                              9,990             0
Repayment of note payable, other                           (4,920)         (419)
                                                      -----------   -----------
Net cash provided by financing activities                 262,670       359,581
                                                      -----------   -----------
NET INCREASE IN CASH                                      260,530       134,242
CASH, BEGINNING OF PERIOD                                   2,140           948
                                                     ------------   -----------
CASH, END OF PERIOD                                  $    262,670   $   135,190
                                                     ============   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
Cash paid during the period for:
  Interest                                           $      9,987   $     2,334
  Taxes                                              $          0   $         0
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for convertible
  debentures, net of fees and costs                  $  1,396,540   $    58,681
Issuance of stock for fees, services and expenses    $    169,035   $   123,768
Issuance of common stock for accounts
  payable and accrued expenses                       $    121,193   $     1,870
Issuance of stock for accrued employee bonuses       $    578,000   $         0
Interest expense beneficial conversion feature       $          0   $   837,998
Consulting fees expensed by stock options            $  4,770,000   $         0

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

PREPAID EXPENSE - The Company's prepaid expenses are being amortized over a one year period During the quarter ended January 31, 2004, the Company issued 81 million shares of common stock valued at $126,360 for consulting services to be performed in 2004. The agreements consist of retail-channel marketing services and corporate finance services designed to assist the Company in analyzing potential acquisition targets and the related financing of such acquisitions. The agreements are being amortized straight-line over their respective one-year terms.

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

RECENT ACCOUNTING PRONOUNCEMENTS-Pronouncements - In April 2003, the FASB issued 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt and an amendment of that statement, SFAS 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. The rescission of these Statements alters the financial reporting requirements from gains and losses resulting from the extinguishments of debt. These gains or losses should now be reported before extraordinary items, unless the two requirements for extraordinary items are met. This statement also rescinds SFAS 44, Accounting for Intangible Assets of Motor Carriers and amends SFAS 13,

Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishments of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary shall be reclassified. The provision of this Statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002.

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

Synosphere is developing and plans to manufacture and distribute the following products:

BLUE DOCK(TM)
The Blue Dock is a PDA Docking Station that enables PDA users to work productively in a desktop environment with their PDAs without the need for an additional laptop or desktop computer. The Blue Dock provides a keyboard, mouse, full-size monitor (optimizing the PDA video at an 800 x 600 resolution), and dedicated network connection. Synchronization is not required.

PDA TRAVEL KEYBOARD
The PDA Travel Keyboard is a unique travel keyboard. The PDA travel keyboard enables PDA users to dock their PDA in a travel keyboard on the go and use a PC mouse. In addition, a mouse cursor is placed on the PDA screen (when docked), such that the user can control their PDA without touching the screen. Also, when docked in the travel keyboard, the user may charge their PDA.

INDIGLO(TM)
The Indiglo is a SD Card visual notification device. This system has lights embedded in the SD card, such that when a phone call is received or an appointment reminder occurs, the lights embedded within the card flash. Currently, only tactile (vibration) and audible (sound) systems exist.

KEYBOARD/MOUSE CRADLE
The Keyboard/Mouse Cradle is a unique PDA cradle that allows a PDA user to use their PDA with a full size standard PC keyboard and PC mouse. In addition, a mouse cursor is placed on the screen of the PDA screen (when docked), such that the user can control their PDA without touching the screen. Also, when docked the user may use the cradle for synchronization and to charge their PDA.

All of the devices above, with the exception of the PDA Travel Keyboard are currently Patent-pending. The patent for this device is to be filed by Friday March 25, 2004.


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

TOTAL UNSECURED CONVERTIBLE DEBENTURE                                 $2,306,147

SECURED CONVERTIBLE DEBENTURES

AJW Entities                                                           $ 313,150

In August and October 2002, the Company issued 12% secured convertible debentures as follows

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

13. STOCK OPTIONS ISSUED FOR CONSULTING SERVICES

During the three months ending January 31, 2004, the Company granted stock options to individuals in exchange for the following consulting services:

November 2003- Options valued at $260,000 to purchase 200 million shares of common stock (at a 40% discount from market, as defined) were issued to D. Scott Elliott for general business and financial consulting services to assist the Company with its expansion plans and entry into other markets.

December 2003- Options valued at $60,000 to purchase 50 million shares of common stock (at a 15% discount from market, as defined) were issued to Jeffrey Firestone for providing legal counsel on international issues in mergers and acquisitions.

January 2004- Options valued at $4,450,000 to purchase 100 million shares of common stock (at a 50% discount from market, as defined) were issued to Pangea Investments GmbH for consulting and acquisition services in Europe and Israel. Sam Elimalech, an officer of Enterprise Capital AG (see Note 8), is also a member of Pangea Investments Gmbh.


The Company has valued the options granted using the Black-Sholes stock option pricing model, based on the following weighted average assumptions: dividend yield - -0-, expected volatility - 44%, risk-free interest rate - 2.25%, expected life - 75 days to 10 years. The total fair value of the options granted during the three months ending January 31, 2004 was $4,770,000 (see Note 15). Based on the uncertainty of any future value of these agreements, the Company expensed the value of the options in the quarter ended January 31, 2004.

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
                                                          ============


                                  COMMON STOCK
                                  ------------

During November 2003, the Company issued the following shares of common stock:
(1) 10 million shares valued at $37,000(fair market value on date of grant) for legal services provided by Greg Sichenzia during the quarter ended January 31, 2004.
(2) 9.6 million shares valued at $35,425 (fair market value on date of grant was used to determine number of shares to be issued) to various creditors in satisfaction of their outstanding amounts due.
(3) 0.5 million shares valued at $1,975 (fair market value on date of grant was used to determine number of shares to be issued) to a company that provided edgarizing and related services during the quarter ended January 31, 2004.
(4) 1.0 million shares valued at $3,700 (fair market value on date of grant was used to determine number of shares to be issued) to a company for marketing services.during the quarter ended January 31, 2004.

During December 2003, the Company issued the following shares of common stock:
(1) 81 million shares valued at $126,360 (fair market value on date of grant) in accordance with a one year consulting contract. See Note 1, Prepaid Expenses.
(2) 60 million shares issued in connection with the exercise of options at $0.00156 per share.

During January 2004, the Company issued the following shares of common stock:
(1) 10 million shares issued in connection with the exercise of options at $0.017 per share.
(2) 11.65 million shares issued in connection with the exercise of options at $0.026 per share.
(3) 5.3 million shares issued in connection with the exercise of options at $0.032 per share.
(4) 398 million shares valued at $578,000 (fair market value on date of grant) for accrued employee bonuses at October 31, 2003 (see 10ksb for the year ended October 31, 2003).

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

                                       3
$96,345 of revenues for the three months ended January 31, 2004 were to Comp USA. Our maintenance revenues remained relatively comparable at $9,700 in 2004 and $9,400 in 2003. We are not actively pursuing this area of business and do not expect this to be significant in subsequent periods.

Cost of Revenues - The cost of revenues of $121,745 (75% of sales) in the three months ended January 31, 2004 increased from $91,735 (122% of revenues) for the three months ended January 31, 2003.

Cost of Revenues- Product Sales in 2004 consists of $104,182 (68% of sales) of direct material, packaging and freight, a reduction in our provision for obsolete inventories totaling $23,100 (15% of sales) and $31,956 (21% of sales) of salaries and employee related costs. Cost of Revenues- Product Sales in 2003 consists of $46,410 (70% of sales) of direct material, packaging and freight and $39,764 (60% of sales) of salaries and employee related costs.

Cost of Revenues-Maintenance Agreements in 2004 consists of $3,935 of parts and accessories (40% of revenues) and $4,772 of wages and benefits (49% of revenues). Cost of Revenues-Maintenance Agreements in 2003 consists of $648 of parts and accessories (7% of revenues) and $4,913 of wages and benefits (52% of revenues). Based on the nature of the equipment being serviced and the applicable age thereof, parts and accessories can fluctuate significantly each period.

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

       ISSUANCES OF STOCK FOR SERVICES OR IN SATISFACTION OF OBLIGATIONS

None
                                       8
The above offerings and sales were deemed to be exempt under Regulation D and
Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were business associates of iBiz or executive officers and/or directors of iBiz, and transfer was restricted by iBiz in accordance with the requirements of the Securities Act.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

31.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 302, provided herewith.

32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. Section 1350, provided herewith.

(b) Reports on Form 8-K.

None.

9 Pursuant to the requirements of Section 12 of the Securities Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.

DATED THIS 15TH DAY OF MARCH 2004

                                     IBIZ TECHNOLOGY CORP.





                             By: /s/ KENNETH W. SCHILLING
                             ---------------------------------------
                             Kenneth W. Schilling, President,
                             and acting principal accounting officer