Form 10KSB/A
period 2003-10-31
IBIZ TECHNOLOGY CORP
filed 2004-05-10
CIK 1079893

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-KSB/A6


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

                                     PART I

RECENT DEVELOPMENTS

SPINOFF


On July 20, 2003, the Board of Directors of iBIZ Technology, Corp. ("iBIZ" or the "Company") approved the spin-off of iBIZ, Inc., a wholly owned subsidiary, into a separate company. Management estimates that the transaction should be completed by the second quarter in 2004

iBIZ Technology, Corp. proposes to issue without consideration non-restricted shares of common stock in iBIZ, Inc. pro rata to all its shareholders as of September 25, 2003 at the ratio of one share of iBIZ, Inc. for each 500 shares of iBIZ Technology Corp. common stock. Approximately 1.1 million shares of iBIZ, Inc. will be distributed to iBIZ Technology, Corp.'s shareholders. As of date, no shares have been issued. The purpose of the spin-off of iBIZ, Inc. is that it will allow management of each business to focus solely on that business. iBIZ Inc. is currently a wholly-owned subsidiary of iBIZ Technology Corp. Both companies have the same management consisting of Ken Schilling and Mark Perkins. Assuming a full-time schedule, Messrs. Schilling and Perkins will dedicate 70% of their time to iBIZ Technology Corp. and 30% of their time to iBIZ Inc. iBIZ Inc. and iBIZ Technology have not entered into any related party transactions as of yet. Both companies will finalize and execute a sub-license and distribution agreement in the future. In addition, the spin-off should enhance access to financing by allowing the financial community to focus separately on each business. Post spin-off, iBIZ Technology Corp., will retain all of its assets and liabilities.


iBIZ Technology Corp. will continue to distribute its product line in the North and South America providing sub-licenses for all products to iBIZ, Inc. for worldwide distribution, except in North and South America.


After completion of the spin-off as outlined previously, iBIZ, Inc. intends to acquire the Virtual Keyboard and E-Pen, two input device products, from Enterprise Capital AG in return of shares in iBIZ, Inc. This will be accomplished by the issuance by the Company of 11,200,000 shares of common stock to Enterprise Capital AG, in exchange of 100% of these input device license agreements currently owned by Enterprise. However, no definitive agreement has been reached and the parties are still currently in discussions. In the event an agreement is not reached between these parties than iBIZ, Inc. will not acquire these two input device products and will not issue shares to Enterprise Capital AG.

The Virtual Keyboard is capable of projecting a full size laser keyboard on any flat surface, providing full keyboard capabilities to the PDA and hand held user in any location. The E-Pen, capable of storing and sending any hand writing or written-on-paper image to a PDA, hand held or any computer, as a very high resolution image.

Currently the Virtual Keyboard license, owned by Enterprise, allows the design and development of a virtual keyboard product line, and the manufacturer and sale of that product line worldwide. This proposed license will provide iBIZ, Inc. the worldwide rights to manufacture and market a virtual keyboard developed by Enterprise based on licensed technology developed by VKB Inc. (with whom we have no relationship) by transferring of the license, and the developed product from Enterprise. The Virtual Keyboard will be an accessory product to appliances such as PDA's, hand-held, cell-phones, laptops, etc and will provide iBIZ, Inc. a unique product for world-wide distribution.

As a complimentary input device, iBIZ, Inc. proposes to sell a virtual pen, the E-Pen, capable of storing and sending any hand writing or written-on-paper image to a PDA, hand held or any computer, as a very high resolution image. Currently, the electronic pen license, owned by Enterprise, allows the design and development of a virtual pen product line, and the manufacturer and sale of that product line worldwide.


ACQUISITION OF SYNOSPHERE

On January 20, 2004, iBIZ Technology Corp. entered into an acquisition agreement with the interest holders of Synosphere, LLC, a Texas limited liability company. The members are the owners of all the issued and outstanding membership interests of equity of Synosphere. Under the terms of this agreement, on the closing date, Synosphere sold to iBIZ Technology Corp all 5,000,000 Interests and iBIZ Technology Corp in turn sold to the shareholders 6 shares of its common stock for each Interest (an aggregate of 30,000,000 shares of common stock). Synosphere specializes in the development of handheld computer technologies.

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

In 2004, the Company commenced selling the Virtual Laser Keyboard product. The Virtual Laser Keyboard leverages the power of laser and infrared technology and projects a full-size keyboard onto any flat surface. As you type on the laser projection; it analyzes what you're typing by the coordinates of that location. Unlike many small snap-on keyboards for PDAs, the Virtual Laser Keyboard provides a full-size keyboard. It is also smaller and more convenient to use than the folding-type keyboards made by some manufacturers and similar to them in functionality. There are no mechanical moving parts whatsoever in the Virtual Laser Keyboard. It provides a projected image that is the perfect portable input device for PDAs. It's similar in responsiveness to regular keyboards, but extremely futuristic looking. The light weight device weighs two ounces and is similar in size to a disposable cigarette lighter. The Virtual Laser Keyboard includes a self-contained, rechargeable lithium ion battery. It provides the Virtual Laser Keyboard with its own internal power supply, so it doesn't drain any battery power from the PDA or PC(personal computers). The battery lasts three to four hours, more than enough time to do some instant messaging and SMS messaging from the handheld device or to update calendar and phone book entries.


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

                        MARKETING, SALES AND DISTRIBUTION


iBIZ designs, manufactures (through subcontractors), and distributes a line of accessories for the PDA and handheld computer market which are distributed through large retail chain stores and e-commerce sites.

In addition to direct sales, iBIZ also markets its full range of products directly to retail customers through its website at www.ibizcorp.com or www.ibizpda.com. To date, iBIZ has recognized only nominal revenues from Internet retail sales; however, we are continuing to see moderate revenue increases through this venue. Management believes that direct sales to end users via its website should allow iBIZ to more efficiently and effectively meet customer needs because customers can purchase iBIZ products that may not be available in retail stores.

iBIZ also distributes its products to regional resellers and, to a lesser extent, national distributors and to retail stores such as CompUSA, Inc. and Circuit City, Mobileplanet, Pdamart and Outpost.com.


                                  MANUFACTURING


iBIZ products are engineered and manufactured by various entities in Taiwan, China and Israel. Currently, these manufacturers build iBIZ products to iBIZ specifications with non-proprietary components. The vast majority of parts used in iBIZ products are available to iBIZ competitors. Although iBIZ has not experienced difficulties in the past relating to engineering and manufacturing, the failure of iBIZ' manufacturers to produce products of sufficient quantity and quality could adversely affect iBIZ's ability to sell the products its customers' demand. iBIZ relies primarily on three suppliers for its products, Poto Technology, Prolink and Catronics. The loss of a supplier could have a material impact on iBIZ's operations. Purchases from Poto Technology, Prolink and Catronics for the year ended October 31, 2003 totaled 24%, 20% and 8%.

IBIZ did not incur Research and Development expenses in 2003 and 2002. iBIZ receives its products fully assembled and packaged at its Phoenix, Arizona facility. Orders from retailers and consumers are fulfilled and shipped from our facility.

Prolink, the manufacturer of the FM Pocket Radio, created the software, which is on the card. We do not have a license to distribute the software nor do we have any responsibility to maintain the software. We purchase the completed product from Prolink and market it with our other products. We do have an exclusive agreement to sell the Secured Digital ("SD") version that is compatible with the Palm products in the United States for one year. This can be extended yearly based on our purchase volume.

iBIZ has an agreement with Catronics, a Chinese manufacturer to build the Xela Case Keyboard. The engineering and manufacturing of the Xela Case Keyboard is done entirely by Catronics. Management believes this relationship allows iBIZ to offer a broader range of products to its customers without the cost of research and development and manufacturing.


iBIZ purchases it Travel Kits and certain PDA accessories form Poto Technology a chinese manufacturer. Poto specializes in the PDA accessory market and continues to broaden its product line, which in turn, allows iBIZ to market the most up-to-date cable and charging accessories.


                                    LICENSES


In June 1999, iBIZ entered into an agreement with Microsoft, Inc. to become an OEM system builder. Participation in this program allows iBIZ to install genuine Microsoft operating systems in selected applications with full support from Microsoft. In addition, this agreement entitles iBIZ to pre-production versions of Microsoft products and enables iBIZ to provide input into development and design of new products. iBIZ is not substantially dependent on its license with Microsoft.


KeyLink Software License. iBIZ has an exclusive, perpetual license to use, distribute and offer for sale with associated hardware the software that facilitates the connection between the KeySync keyboard and PDAs.

                             PATENTS AND TRADEMARKS


      We hold the exclusive rights to the following patents:

1.    Lapboard Keyboard (09/765169) (Patent) January 3, 2003

2.    iBIZ (Trademark)

3.    Xela Keyboard (S/N T001 P00547-US1-Patent) (S/N: 78/139,898 -Trademark

4.    KeySync (Trademark)

All of the above patents expire on the fourteenth year from the date the patent was granted. The trademarks expire on the tenth year from the date the trademark was granted.

In general, iBIZ believes that its success will depend primarily upon the technical expertise, creative skills, and management abilities of its officers, directors, and key employees rather than on patent ownership and accordingly is not dependent on its patents for it competitive position.

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


                              SERVICE AND SUPPORT


iBIZ provides its customers with a comprehensive service and support program. Technical support is provided to customers via a toll-free telephone number, 1-800-234-0707, as well as through the iBIZ website. The number is available Monday through Friday 8:00 a.m. to 5:00 p.m., Mountain Standard Time.


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


On August 5, 2003, Douglas A. Dragoo and Elizabeth W. Dragoo counterclaimed and named iBIZ Technology as a defendent in the superior court of the state of Arizona county of Maricopa. The defendants allege breach of contract, Fraud, Negligent misrepresentation, and seek compensatory and, punitive damages as well as legal fees. Mr. Kenneth Schilling, CEO of iBIZ Technology Corp., originally filed the claim against the Dragoos, who in turn countered claimed and brought in iBIZ Technology Corp. as a necessary third party. The genesis of the Mr. Schilling's original claim stemmed from a breach of contact relating to real property. The claim against iBIZ Technology was dismissed in April 2004 and lawsuit between Mr. Schilling and the Dragoos settled.

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

PRIVATE PLACEMENTS OF COMMON STOCK AND WARRANTS FOR CASH

None.

SALES OF DEBT AND WARRANTS FOR CASH


To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with AJW Offshore, Ltd, AJW Partners, LLC and AJW Qualified Partners, LLC on January 31, 2003 for the sale of (i) $500,000 in convertible debentures and (ii) warrants to buy 2,500,000 shares of our common stock. The investors provided us with the funds as follows:


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


To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with AJW Offshore, Ltd, AJW Partners, LLC and AJW Qualified Partners, LLC on June 12, 2003 for the sale of (i) $150,000 in convertible debentures and (ii) warrants to buy 750,000 shares of our common stock..


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


All of the above-referenced debentures have been satisfied and are no longer outstanding.


OPTION GRANTS


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

January 2004- Options valued at $4,450,000 to purchase 100 million shares of common stock (at a 50% discount from market, as defined) were issued to Pangea Investments GmbH for consulting and acquisition services in Europe and Israel. Sam Elimalech, an officer of Enterprise Capital AG, is also a member of Pangea Investments Gmbh.



ISSUANCES OF STOCK FOR SERVICES OR IN SATISFACTION OF OBLIGATIONS


During the year ending October 31, 2003, we issued an aggregate of 253,063,228 shares of our common stock to 6 employees, Kenneth Schilling, Mark Perkins, Frank Ligammari, Mike Matthews, and Jesse Schilling, in lieu of salaries equaling $695,188. This sale was exempt under Section 4(2) of the Securities Act of 1933. No advertising or general solicitation was employed in offering the securities. The offering and sale was made to a limited number of persons, all of whom business associates of iBIZ or executive officers, and transfer was restricted by iBIZ in accordance with the requirements of the Securities Act of 1933. In addition, the individuals were provided with access to our Securities and Exchange Commission filings.

On August 1, 2003, we issued 3,308,823 shares of common stock valued at $0.001 per share to Cliff Mastricola for financial services. This sale was exempt under
Section 4(2) of the Securities Act of 1933. No advertising or general solicitation was employed in offering the securities. The offering and sale was made to a limited number of persons, all of whom business associates of iBIZ, and transfer was restricted by iBIZ in accordance with the requirements of the Securities Act of 1933. In addition, the individual was provided with access to our Securities and Exchange Commission filings.

On August 1, 2003, we issued 5,000,000 shares of common stock valued at $0.001 per share to Brian Faulkner, special counsel, for legal work to be performed. This sale was exempt under Section 4(2) of the Securities Act of 1933. No advertising or general solicitation was employed in offering the securities. The offering and sale was made to a limited number of persons, all of whom business associates of iBIZ, and transfer was restricted by iBIZ in accordance with the requirements of the Securities Act of 1933. In addition, the individual was provided with access to our Securities and Exchange Commission filings.

On August 14, 2003, we issued 3,000,000 shares of common stock valued at $0.0055 per share to Gregory Sichenzia for legal services rendered. This sale was exempt under Section 4(2) of the Securities Act of 1933. No advertising or general solicitation was employed in offering the securities. The offering and sale was made to a limited number of persons, all of whom business associates of iBIZ, and transfer was restricted by iBIZ in accordance with the requirements of the Securities Act of 1933. In addition, the individual was provided with access to our Securities and Exchange Commission filings.

On August 14, 2003, we issued 5,000,000 shares of common stock valued at $0.001 per share to Lavi Arasney for services rendered in connection with our virtual keyboard. This sale was exempt under Section 4(2) of the Securities Act of 1933. No advertising or general solicitation was employed in offering the securities. The offering and sale was made to a limited number of persons, all of whom business associates of iBIZ, and transfer was restricted by iBIZ in accordance with the requirements of the Securities Act of 1933. In addition, the individual was provided with access to our Securities and Exchange Commission filings.

The above offerings and sales were deemed to be exempt under Regulation D and
Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were business associates of iBiz or executive officers and/or directors of iBiz, and transfer was restricted by iBiz in accordance with the requirements of the Securities Act. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

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

During 2003 we paid our officers and certain key employees $1,132,882 in stock and cash in order to retain their services despite reduced revenues over the last two years and delays in payment of wages due to cash flow problems. The following table indicates the retention bonuses by officer in 2003:



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

BENEFICIAL INTEREST EXPENSE

We record the excess of the fair value of the stock price at the date of issuance of convertible debentures over the conversion price on the same date as interest expense-beneficial conversion feature. The amount decreased to $1,379,077 in 2003 from $4,283,930 in 2002 due to the amount of debentures issued, the conversion formula and the relative stock prices during the dates of grant.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2003, we had an accumulated deficit of $24,798,332 and a working capital deficit of $6,093,514 as compared to a working capital deficit of $4,247,020 at October 31, 2002. The increase in the deficit is primarily due approximately $690,000 in convertible debentures issued in 2003, a $735,000 increase in additional unpaid wages and bonuses and $312,000 in additional interest due on the convertible debentures. We have $3,265,837 and $750,000 of debt payments related to convertible debentures due within the next year and next two to five years, respectively. Subsequent to October 31, 2003, $2,023,150 of these debt payments were converted in full to common stock and the remaining balance of convertible debentures was approximately $1,992,687. The investors have verbally agreed to convert to equity the remaing balance as per the terms of the agreements. Accordingly, the market price of our common stock may decline because there are a large number of shares underlying our convertible debentures that may be available for future sale and the sale of these shares may depress the market price and dilute your voting rights

Accrued wages and bonuses totaling $833,000 were also satisfied subsequent to year end through the issuance of 398 million shares ($578,000) and cash amounting to $285,000. We are negotiating with several past employees to issue stock and/or cash for approximately $385,000 of accrued wages.

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

CASH FLOWS FROM INVESTING ACTIVITIES

Cash used for investing activities was $-0- in 2003 versus $201,000 in 2002 (primarily the purchase of Intellectual Property Rights and tooling related to a new product line in 2002). As discussed above, we wrote-off 50% of the value of this product line value in 2003. If we are successful in raising additional equity capital in 2004, we expect to incur significant investing activity related to the acquisition of additional product lines and complimentary businesses. We do not have the resources available to make any acquisitions that would require a significant amount of cash, although we may elect to use our common stock to acquire additional product lines and complimentary businesses if such acquisitions are immediately cash flow positive. Such an acquisition involving our common stock could have a material impact on the dilution of our stock. We currently do not have any plans, proposals or arrangements involving any specific acquisition.

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

On January 20, 2004, the Company entered into employment agreements with Bryan Scott and Ramon Pereles, President and Chief Marketing Officer of Synosphere. The term of these employee agreements shall be two years following the closing and transferable in the event of a sale of Synosphere to another entity or if Synosphere is spun-off. The employees shall receive annual base salaries of $112,000 and $102,000, respectively, per year with healthcare benefits. In addition, each employee shall receive a sign on bonus of 2,500,000 shares of common stock. Furthermore, the employees shall each receive an Earn Out bonus of common stock in eight payments, each made quarterly, in the amount of $62,500. A "golden parachute" clause shall be put in place such that if either of the employee agreements are terminated by the Company or any successor they are payable in full at the date of their termination. Finally, we expect to appoint Byran Scott to the Company's Board of Directors in the near future.

INCREASE IN CASH SUBSEQUENT TO OCTOBER 31, 2003

November 2003- Options valued at $260,000 to purchase 200 million shares of common stock (at a 40% discount from market, as defined) were issued to D. Scott Elliott for general business and financial consulting services to assist the Company with its expansion plans and entry into other markets. All of these options have been exercised for an aggregate of $93,600.

December 2003- Options valued at $60,000 to purchase 50 million shares of common stock (at a 15% discount from market, as defined) were issued to Jeffrey Firestone for providing legal counsel on international issues in mergers and acquisitions. All of these options have been exercised for an aggregate of $1,125,604.52.

January 2004- Options valued at $4,450,000 to purchase 100 million shares of common stock (at a 50% discount from market, as defined) were issued to Pangea Investments GmbH for consulting and acquisition services in Europe and Israel. Sam Elimalech, an officer of Enterprise Capital AG, is also a member of Pangea Investments Gmbh. All of these options have been exercised for an aggregate of $1,200,000.

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

                                       F13

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           OCTOBER 31, 2003 AND 2002

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                            RESEARCH AND DEVELOPMENT


The Company expenses research and development costs as incurred. We did not incur any such costs in 2003 and 2002.


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

                                   PURCHASES

The Company relies primarily on three suppliers for its products (Poto Technology, Prolink and Catronics). The loss of a supplier could have a material impact on the Company's operations. Purchases from these suppliers for the year ended October 31, 2003 totaled 24%, 20% and 8%.

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

6.  Conversion price -

      (i) 80% of the average of the three lowest closing bid prices for the stock for twenty two days or

      (ii) 80% of the average of the three lowest closing bid prices for the stock for sixty days.

7.  The debentures are unsecured.

8. In February 2004, the debenture was converted into common stock and paid-in-full.

                                                                                  -----------          -----------

      Total unsecured convertible debenture                                       $ 2,982,687          $ 2,232,687
                                                                                  -----------          -----------



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

7. On January 28, 2004, the agreement was renegotiated and subsequently converted into common stock and paid-in-full.


    Total Secured Convertible Debentures                                           $1,033,150           $1,033,150
                                                                                  ===========          ===========

    Total Debentures                                                               $4,015,837           $3,265,837
                                                                                  ===========           ===========

Maturities of convertible debentures are as follows:

               2004                                                                                    $ 3,265,837
               2005                                                                                        750,000
                                                                                                       -----------

                                Total                                                                  $ 4,015,837
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

10.44(12)       Technology  Corp.,  dated  as of  June  22,  2001  between  iBiz
                Technology and The Keshet Fund, L.P.

Exhibit No.     DESCRIPTION
--------------------------------------------------------------------------------

10.45(12)       Form of 8% Convertible Debenture Due October June 22, 2002
                between iBiz Technology and The Keshet Fund, L.P.

10.46(12)       Form of Warrant  dated July 30, 2001 issued to The Keshet  Fund,
                L.P.

10.47           Employment Agreement with Bryan Scott.

10.48           Employment Agreement with Ramon Perales.

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

(11) Incorporated by reference from iBiz's Form SB-2, File No. 333-63808, filed with the SEC on June 25, 2001.

(12) Incorporated by reference from iBiz's Form SB-2, File No. 333-74496, filed with the SEC on December 4, 2001.

(13) Incorporated by reference from iBiz's Form SB-2, File No. 333-88274, filed with the SEC on May 15, 2002.

(14) Incorporated by reference from iBiz's Form SB-2, File No. 333-100450, filed with the SEC on October 9, 2002.

ITEM 14. CONTROLS AND PROCEDURES

As of October 31, 2003, an evaluation was performed by our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, Our Chief Executive Officer and Acting Chief Accounting Officer, concluded that our disclosure controls and procedures were effective as of October 31, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to October 31, 2003.

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