Form 10QSB/A
period 2004-01-31
IBIZ TECHNOLOGY CORP
filed 2004-05-10
CIK 1079893

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


TECHNOLOGY AND PATENTS - Technology and patents represents the fair market value of the common stock issued to acquire Synosphere, LLC (see Note 6). The Company will amortize the assets over their estimated useful life as follows: Patents, 20 year amortization using the straight-line method; Blue Dock Technology and other technologies , 3 years amortization using the straight-line method. Estimated amortization is as follows:

Fiscal Year
   2004               $  289,375
   2005                  385,833
   2006                  385,833
   2007                   98,333
   2008                    2,500
   Thereafter             38,125
                          ------
Total                 $1,200,000


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


RESEARCH AND DEVELOPMENT - The Company expenses research and development costs as incurred. We did not incur such expenses in 2004 or 2003.


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


Purchases - The Company relies primarily on three suppliers for its products( Poto Technology, Prolink and Catronics). The loss of a supplier could have a material impact on the Company's operations. Purchases from these suppliers for the three months ended January 31, 2004 totaled 67%, 19% and 12%.


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

                        ESTIMATED AMORTIZATION EXPENSE:



         For the year ended October 31, 2004        $  22,182
         For the year ended October 31, 2005           22,182
         For the year ended October 31, 2006           16,636
                                                    ---------

         Total estimated amortization expense       $  61,000
                                                    =========

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

Synosphere is developing and plans to manufacture and distribute the following products:

BLUE DOCK(TM)


The Blue Dock is a PDA Docking Station that enables PDA users to work productively in a desktop environment with their PDAs without the need for an additional laptop or desktop computer. The Blue Dock provides a keyboard, mouse, full-size monitor (optimizing the PDA video at an 800 x 600 resolution), and dedicated network connection. Synchronization is not required. We expect to release Blue Dock in the 4th quarter this year.


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


VISUAL NOTIFICATION DEVICE

The Visual Notification Device represents a system which has lights embedded in the SD card, such that when a phone call is received or an appointment reminder occurs, the lights embedded within the card flash. Currently, only tactile (vibration) and audible (sound) systems exist.


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


The aggregate purchase price was $1,200,000, payable in 30,000,000 shares of common stock which was valued at the market value of the stock at the date of acquisition. The purchase price was allocated to technology and patents based on costs to dvelop patents to date (approximately $50,000) and the projected cash flows from future product sales of the related technologies under development. The following values have been assigned:

Patents Pending- $50,000
Blue Dock Technology- $806,600
Other Technologies-$343,400


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

CONSULTING AGREEMENTS


We issued common stock and options for payment of consulting services. The cost of the consulting services paid with common stock was determined by multiplying the common shares issued by the market price, for the shares at the inception date of the agreement. The cost of the consulting services paid with options was valued using the Black-Sholes stock option pricing model, based on the following weighted average assumptions: dividend yield - -0-, expected volatility - 44%, risk-free interest rate - 2.25%, expected life - 75 days to 10 years. The total fair value of the options granted during the three months ending January 31, 2004 was $4,770,000. Based on the uncertainty of any future value of these agreements, the Company expensed the value of the options in the quarter ended January 31, 2004. A summary of the common stock and options issued is as follows:

COMMON STOCK

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

During December 2003, the Company issued the following shares of common stock:

(1) 81 million shares valued at $126,360 (fair market value on date of grant) in accordance with a one year consulting contracts. The agreements consist of retail-channel marketing services and corporate finance services designed to assist the Company in analyzing potential acquisition targets and the related financing of such acquisitions. The agreements are being amortized straight-line over their respective one-year terms.

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

STOCK OPTIONS

The Company issued options to purchase350 million shares of common stock as follows:

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


Revenues - Revenues increased by approximately 115% to $161,949 in the three months ended January 31, 2004 from $75,310 in the three months ended January 31, 2003. The increase was in product sales resulting from the addition of new customers, the increase in volume sales to an existing national retailer and introduction and sales of our new products. The majority of our increased sales came from our FM Radio accessory which increased from approximately $33,000 in 2003 to over $100,000 in 2004


$96,345 of revenues for the three months ended January 31, 2004 were to Comp USA. Our maintenance revenues remained relatively comparable at $9,700 in 2004 and $9,400 in 2003. We are not actively pursuing this area of business and do not expect this to be significant in subsequent periods.

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


LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2004, we had An accumulated deficit of $29,920,947 and a working capital deficit of $3,717,889 as compared to a working capital deficit of $4,792,658 at January 31, 2004. The decrease in the deficit is primarily due to approximately $1.4 million in convertible debentures converted into common stock in 2003. We have $2,152,297 and $467,000 of debt payments related to convertible debentures due within the next year and next two to five years, respectively. Subsequent to January 31, 2004, $904,893 of these debt payments were converted in full to common stock. Based on discussions with the holders of the remaining balance of $1,714,404, such debentures are expected to be converted into common stock in the third quarter. Based on the current stock price, the conversion would result in the issuance of approximately 57 million shares of common stock, or 2.5% of our outstanding shares at January 2004.

Cash Flows from Operations - Our cash flow from operations used $478,963 in 2004 compared to $225,339 in 2003. Our net loss after adjusting for non-cash items decreased from $408,000 in 2003 to $337,000 in 2004. Our increased collections of accounts receivable in 2004 is due to increased sales in the 4th quarter of fiscal 2003 and the 1st quarter of 2004 which resulted in a positive impact to cash amounting to $106,000 versus a cash outflow of $21,000 in 2003. Cash used was primarily due to our ability to pay overdue accounts payable and accrued wages and expenses based on our proceeds ($734,000) from exercise of stock options in this quarter. This accounted for a use of cash amounting to $256,000 in 2004 versus an increase in cash in 2003 amounting to $262,000 due to our poor cash position in 2003 and reduced sales. Based on the initial reception of our new product, the "Virtual Keyboard" (set to be delivered to retailers in April
2004) and the continued success of our Pocket Radio product, we are confident that our cash flows will be positive in 2004. We currently have a backlog of orders totaling $650,000. As with other technology-related products, our success depends on acceptance of our products in the market and introduction of new products. If our products do not continue to receive acceptance in the market, our cash flows can quickly turn negative.


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


In January 2004 we entered into an agreement to purchase the assets of Synosphere LLC for 30 million shares of common stock valued at $1.2 million. We currently have no other material commitments for capital expenditures other than the completion of the synophere products which is currently estimated at $2.4 million over the next 12 months.


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


DATED THIS 9TH DAY OF MAY 2004


                             IBIZ TECHNOLOGY CORP.





                        By: /s/ KENNETH W. SCHILLING
                        ---------------------------------------
                        Kenneth W. Schilling, President,
                        and acting principal accounting officer