Form 10QSB
period 2004-04-30
IBIZ TECHNOLOGY CORP
filed 2004-06-21
CIK 1079893

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED APRIL 30, 2004

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


Yes   X    No
    -----     -----


           Class                                   Outstanding at April 30, 2004
           -----                                   -----------------------------
Common stock, $0.001 par value                            2,763,291,274

                TABLE OF CONTENTS
                -----------------

PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
         BALANCE SHEETS ................................................. F-1
         STATEMENTS OF OPERATIONS........................................ F-2
         STATEMENTS OF EQUITY............................................ F-3-4
         STATEMENT OF CASH FLOWS......................................... F-5
         NOTES TO FINANCIAL STATEMENTS................................... F-6-19
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS....................................... 1-17
ITEM 3.  CONTROLS AND PROCEDURES.........................................   17

PART II.  -  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS...............................................   17
ITEM 2.  CHANGES IN SECURITIES...........................................   18
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................   18
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............   18
ITEM 5.  OTHER INFORMATION...............................................   18
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................   18

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 APRIL 30, 2004
                                   (UNAUDITED)


ASSETS

CURRENT ASSETS:
Cash                                                         $   104,196
Cash, pledged for letter of credit                                10,000
Accounts receivable, net                                         354,195
Inventories                                                      127,250
Deposit for purchase of inventory                                400,000
Prepaid expenses                                                 369,155
                                                             -----------
Total current assets                                           1,364,796
                                                             -----------

PROPERTY AND EQUIPMENT, Net of
  accumulated depreciation                                        56,379
                                                             -----------

OTHER ASSETS:
Technology and patents                                         1,126,350
Intellectual Properties Rights, net                               61,000
Note receivable, officer                                         373,159
Less allowance for doubtful collection                          (373,159)
Deposits                                                          47,005
                                                             -----------
Total other assets                                             1,234,355
                                                             -----------

TOTAL ASSETS                                                 $ 2,655,530
                                                             ===========

                                                             (Continued)

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                                 APRIL 30, 2004
                                   (UNAUDITED)



LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses                        $   768,506
Loan payable, Enterprise Capital AG                               30,603
Accrued wages                                                    380,503
Accrued interest                                                 376,469
Taxes payable                                                    196,376
Deferred income                                                    1,768
Convertible debentures, current portion                        1,413,675
                                                             -----------
Total current liabilities                                      3,167,900
                                                             -----------

STOCKHOLDERS' DEFICIT:
Preferred stock - authorized, 50,000,000 shares,
  par value $.001 per share; issued and outstanding,
  -0- shares                                                           0
Common stock - authorized, 5,000,000,000 shares,
  par value $.001 per share; issued and outstanding,
  2,763,291,274 shares; reserved for issuance of
  options, 99,050,000 shares                                   2,763,291
Common stock to be issued for Synosphere, LLC,
  38,447,278 shares                                            1,556,167
Common stock subscribed                                       (1,500,000)
Additional paid-in capital                                    29,210,445
Accumulated deficit                                          (32,542,273)
                                                             -----------
Total stockholders' deficit                                     (512,370)
                                                             -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $ 2,655,530
                                                             ===========


See accompanying notes to financial statements.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2004 AND 2003
                                   (UNAUDITED)


                                    Three Months Ended             Six Months Ended
                                         April 30                      April 30
                                --------------------------    --------------------------
                                    2004           2003           2004           2003
                                -----------    -----------    -----------    -----------
REVENUES:
Product sales                   $   429,373    $    52,633    $   581,589    $   118,358
Maintenance
  Agreements                          8,434          8,004         18,167         17,589
                                -----------    -----------    -----------    -----------
Total revenues                      437,807         60,637        599,756        135,947
                                -----------    -----------    -----------    -----------

COST OF REVENUES:
Product sales                       350,377         55,277        463,415        146,364
Maintenance
  Agreements                          3,269          1,605         11,976          2,253
                                -----------    -----------    -----------    -----------
Total cost of
  revenues                          353,646         56,882        475,391        148,617
                                -----------    -----------    -----------    -----------

GROSS INCOME (LOSS)                  84,161          3,755        124,365        (12,670)

RESEARCH AND
  DEVELOPMENT
  EXPENSES                           71,044              0         71,044              0

SELLING, GENERAL AND
  ADMINISTRATIVE
  EXPENSES                        1,113,246        462,224      1,493,152        903,453

CONSULTING FEES
  PAID BY STOCK
  OPTIONS                         1,616,187              0      6,386,187              0
                                -----------    -----------    -----------    -----------

LOSS FROM OPERATIONS             (2,716,316)      (458,469)    (7,826,018)      (916,123)
                                -----------    -----------    -----------    -----------

                                                                             (Continued)

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
           FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2004 AND 2003
                                   (UNAUDITED)


                                             Three Months Ended                Six Months Ended
                                                  April 30                        April 30
                                       ------------------------------    ------------------------------
                                            2004             2003             2004             2003
                                       -------------    -------------    -------------    -------------
OTHER INCOME (EXPENSE):
Cancellation of debt                               0              809                0              809
Cancellation of
  principal and
  interest by
  debenture holders                          134,289                0          197,017                0
Interest expense                             (39,381)         (83,161)        (141,661)        (165,513)
Interest expense -
  convertible
  debentures -
  beneficial
  conversion feature                               0         (147,141)               0         (985,139)
Other income                                      82                3           24,721                3
Gain on sale of
  fixed asset                                      0                0            2,000                0
                                       -------------    -------------    -------------    -------------
Total other income
  (expense), net                              94,990         (229,490)          82,077       (1,149,840)
                                       -------------    -------------    -------------    -------------

LOSS BEFORE
  INCOME TAXES                            (2,621,326)        (687,959)      (7,743,941)      (2,065,963)

INCOME TAXES                                       0                0                0                0
                                       -------------    -------------    -------------    -------------

NET LOSS                               $  (2,621,326)   $    (687,959)   $  (7,743,941)   $  (2,065,963)
                                       =============    =============    =============    =============


NET LOSS PER
  COMMON SHARE
  - Basic and
  diluted                              $       (0.00)   $       (0.01)   $       (0.00)   $       (0.17)
                                       =============    =============    =============    =============

WEIGHTED AVERAGE
  NUMBER OF COMMON
  SHARES
  OUTSTANDING -
  Basic and
  diluted                              2,577,706,090      124,826,349    2,010,835,118      124,826,511
                                       =============    =============    =============    =============


See accompanying notes to financial statements.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                     FOR THE SIX MONTHS ENDED APRIL 30, 2004
                                   (UNAUDITED)

                                                                                                          Common Stock
                                                 Preferred Stock              Common Stock                To Be Issued
                                                 ---------------              ------------                ------------
                                              Shares        Amount        Shares        Amount        Shares        Amount
                                            -----------   -----------   -----------   -----------   -----------   -----------
BALANCE, OCTOBER 31, 2003                             0   $         0   649,893,721   $   649,894             0   $         0

CONVERSION OF DEBENTURES
  FOR COMMON STOCK:
  Principal                                           0             0   1,295,939,623   1,295,940             0             0
  Interest                                            0             0    83,591,001        83,590             0             0

FEES AND COSTS FOR ISSUANCE
  OF CONVERTIBLE DEBENTURES                           0             0             0             0             0             0

ISSUANCE OF COMMON STOCK FOR:
Consulting fees                                       0             0    91,000,000        91,000             0             0
Legal fees                                            0             0    14,835,188        14,835             0             0
Miscellaneous expenses                                0             0     1,533,784         1,534             0             0
Accrued employee bonuses                              0             0   398,620,692       398,621             0             0
Accrued expenses and payables                         0             0     9,574,324         9,574             0             0
Cash                                                  0             0   122,788,235       122,788             0             0
Acquisition of Synosphere, LLC                        0             0             0             0    38,447,278     1,556,167
Common stock subscribed                               0             0    95,514,706        95,515             0             0

CONSULTING FEES BY STOCK OPTIONS                      0             0             0             0             0             0

NET LOSS                                              0             0             0             0             0             0
                                            -----------   -----------   -----------   -----------   -----------   -----------

BALANCE, APRIL 30, 2004                               0   $         0   2,763,291,274 $ 2,763,291    38,447,278   $ 1,556,167
                                            ===========   ===========   ===========   ===========   ===========   ===========

                                                                                                                   (Continued)

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (CONTINUED)
                     FOR THE SIX MONTHS ENDED APRIL 30, 2004
                                   (UNAUDITED)

                                               Common Stock
                                                Subscribed
                                     --------------------------------      Additional
                                                                             Paid-in        Accumulated
                                         Shares            Amount           Capital           Deficit             Total
                                     --------------    --------------    --------------    --------------    --------------
BALANCE, OCTOBER 31, 2003                         0    $            0    $   17,431,753    $  (24,798,332)   $   (6,716,685)

CONVERSION OF DEBENTURES
  FOR COMMON STOCK:
  Principal                                       0                 0         1,313,622                 0         2,609,562
  Interest                                        0                 0           237,870                 0           321,460

FEES AND COSTS FOR ISSUANCE OF
  CONVERTIBLE DEBENTURES                          0                 0           (26,250)                0           (26,250)

ISSUANCE OF COMMON STOCK FOR:
Consulting fees                                   0                 0           405,360                 0           496,360
Legal fees                                        0                 0           180,397                 0           195,232
Miscellaneous expenses                            0                 0             4,141                 0             5,675
Accrued employee bonuses                          0                 0           179,379                 0           578,000
Accrued expenses and payables                     0                 0            25,852                 0            35,426
Cash                                              0                 0         1,667,649                 0         1,790,437
Acquisition of Synosphere, LLC                    0                 0                 0                 0         1,556,167
Common stock subscribed                 (95,514,706)       (1,500,000)        1,404,485                 0                 0

CONSULTING FEES BY
  STOCK OPTIONS                                   0                 0         6,386,187                 0         6,386,187

NET LOSS                                          0                 0                 0        (7,743,941)       (7,743,941)
                                     --------------    --------------    --------------    --------------    --------------

BALANCE, APRIL 30, 2004                 (95,514,706)   $   (1,500,000)   $   29,210,445    $  (32,542,273)   $     (512,370)
                                     ==============    ==============    ==============    ==============    ==============

See accompanying notes to financial statements.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED APRIL 30, 2004 AND 2003
                                  (UNAUDITED)


                                                               2004           2003
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $(7,743,941)   $(2,065,963)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation                                                   6,950         10,937
  Amortization                                                 109,623         13,000
  Cancellation of principal and interest
    By debenture holders                                      (197,017)
  Consulting fees expensed by stock options                  6,386,186
  Interest expense - convertible debentures
    debentures - beneficial conversion
    feature                                                          0        985,139
  Common stock issued for expenses                             354,715        308,788
  Common stock to be issued                                    375,000
  Provision for uncollectible
    accounts                                                    20,625          4,217
  Provision (adjustment) for obsolete
    inventory                                                  (23,100)
  Changes in operating assets and
    liabilities:
    Accounts receivable                                       (251,069)       (29,387)
    Inventories                                                (60,308)       (29,279)
    Prepaid expenses                                             1,945         (3,450)
    Deposit for purchase of inventory                         (400,000)
    Accounts payable                                             1,357         93,577
    Accrued liabilities and taxes                             (179,932)       248,645
    Deferred income                                             (3,802)        (4,114)
                                                           -----------    -----------
Net cash used in operating activities                       (1,602,768)      (467,890)
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES -
  Purchase of interests from Synosphere, LLC                   (18,830)
  Intellectual property rights                                  (2,466)
                                                           -----------    -----------
Net cash used in investing activities                          (21,296)
                                                           -----------    -----------
                                                                          (Continued)

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                FOR THE SIX MONTHS ENDED APRIL 30, 2004 AND 2003
                                   (UNAUDITED)

                                                               2004           2003
                                                           -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft                                                                 14,688
Net proceeds from issuance of common stock
  by stock options                                           1,790,437
Net proceeds from issuance of convertible
  debentures payable                                                          464,000
Net repayments on loan payable                                 (59,397)
Repayment of note payable, other                                (4,920)        (1,746)
                                                           -----------    -----------
Net cash provided by financing activities                    1,726,120        466,942
                                                           -----------    -----------

NET INCREASE IN CASH                                           102,056           (948)

CASH, BEGINNING OF PERIOD                                        2,140            948
                                                           -----------    -----------

CASH, END OF PERIOD                                        $   104,196    $         0
                                                           ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
Cash paid during the period for:
  Interest                                                 $     2,003    $     4,602
                                                           ===========    ===========
  Taxes                                                    $         0    $         0
                                                           ===========    ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for convertible
  debentures, net of fees and costs                        $ 2,583,311    $    96,099
                                                           ===========    ===========
Issuance of common stock for fees, services
  and expenses                                             $   701,750    $   308,788
                                                           ===========    ===========
Issuance of common stock for accounts
  payable and accrued expenses                             $   352,393    $     4,661
                                                           ===========    ===========
Issuance of common stock for accrued
  employee bonuses                                         $   578,000    $         0
                                                           ===========    ===========
Interest expense - convertible debentures -
  beneficial conversion feature                            $         0    $   985,139
                                                           ===========    ===========
Consulting fees expensed by stock options                  $ 6,386,186    $         0
                                                           ===========    ===========


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

      Synosphere, LLC is a Plano, Texas based corporation specializing in the development of innovative handheld computer technologies. On April 1, 2004, Synosphere, LLC was dissolved and merged into Synosphere, Inc.

      Invnsys Technology Corporation (hereinafter referred to as "Invnsys") is an inactive entity.

      Qhost, Inc. is an inactive entity.

      PRESENTATION - The interim consolidated financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the six month period ended April 30, 2004 are not necessarily indicative of the results that may be expected for the year ended October 31, 2004. Accordingly, your attention is directed to footnote disclosures found in the October 31, 2003 Annual Report and particularly to Note 1 which includes a summary of significant accounting policies.

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

      ACCOUNTS RECEIVABLE - Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts and provision for returned merchandise. The Company's terms for repayment range from 30 days to 60 days. Interest is not accrued on overdue accounts receivable.

      ALLOWANCE FOR DOUBTFUL ACCOUNTS AND PROVISION FOR RETURNED MERCHANDISE - The allowance for doubtful accounts on accounts receivable and provision for returned merchandise is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired (bankruptcy, lack of contact, age of account balance, etc.). A provision for returned merchandise is also recorded based on the Company's history of returns as a percentage of sales.

      INVENTORIES - Inventories are stated at the lower of cost (determined principally by average cost) or market. The inventories are comprised of finished products at April 30, 2004.

      PREPAID EXPENSE - The Company's prepaid expenses are being amortized over a one-year period. During the six months ended April 30, 2004, the Company issued 89 million shares of common stock valued at $416,360 for consulting services to be performed in 2004. The agreements consist of retail-channel marketing services and corporate finance services designed to assist the Company in analyzing potential acquisition targets and the related financing of such acquisitions. The agreements are being amortized straight-line over their respective one-year terms.

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

      The Companies depreciate their property and equipment for financial reporting purposes using the straight-line method based upon the following useful lives of the assets:

      Tooling                                                           3 Years
      Machinery and equipment                                          10 Years
      Office furniture and equipment                                 5-10 Years
      Vehicles                                                          5 Years
      Molds                                                             5 Years

      LONG-LIVED ASSETS - Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets" requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses the recoverability of the carrying value of an asset by estimating the future undiscounted net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending on the nature of the assets.

      ACCOUNTING FOR CONVERTIBLE DEBT SECURITIES - The Company has issued convertible debt securities with non-detachable conversion features. The Company accounts for such securities in accordance with Emerging Issues Task Force 98-5. The Company has recorded the fair value of the beneficial conversion features as interest expense and an increase to Additional Paid-in Capital.

      ACCOUNTING FOR CONSULTING FEES PAID BY STOCK OPTIONS - The Company has issued stock options which entitle the grantee to exercise the options at fair market value less an agreed upon discount. The Company has recorded the fair market value as "consulting fees paid by stock options" and an increase to additional paid-in capital (see Notes 13 and 15).

      TECHNOLOGY AND PATENTS - Technology and patents represents the fair market value of the common stock issued to acquire Synosphere, LLC (see Note 6). The Company will amortize the assets over their estimated useful life as follows: Patents, 20 year amortization using the straight-line method; Blue Dock Technology and other technologies, 3 years amortization using the straight-line method. Estimated amortization is as follows:

      Fiscal Year
      2004                                                            $  295,596
      2005                                                               394,127
      2006                                                               394,127
      2007                                                               100,407
      2008                                                                 2,500
      Thereafter                                                          38,125
                                                                      ----------
      Total                                                           $1,224,882
                                                                      ==========

      DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at April 30, 2004, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

      COMMON STOCK ISSUED FOR NON-CASH TRANSACTIONS - It is the Company's policy to value stock issued for non-cash transactions at the stock closing price at the date the transaction is finalized or the value of the services, whichever is more readily determinable.

      AMENDMENT OF ARTICLES OF INCORPORATION - The Articles of Incorporation were amended in November 2002 to increase the number of authorized shares of common stock from 450,000,000 to 5,000,000,000 and authorized the creation of 50,000,000 shares of blank check preferred stock.

      REVENUE RECOGNITION - The Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectibility is probable. Sales are recorded net of sales discounts. The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", (SAB 101). Revenues are recorded under two categories:

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

      ADVERTISING - All direct advertising costs are expensed as incurred. The Company charged to operations $50,991 and $18,577 in advertising costs for the six months ended April 30, 2004 and 2003, respectively.

      RESEARCH AND DEVELOPMENT - The Company expenses research and development costs as incurred. The Company incurred $71,044 and $0 of such expenses for the six months ended April 30, 2004 and 2003, respectively.

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

      Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company's customer base and their dispersion across different geographic areas. Recently, the Company has focused its sales efforts to large retailers which can increase the credit risk. The Company routinely assesses the financial strength of its customers. The Company normally does not require a deposit to support large customer orders.

      At April 30, 2004, two customers accounted for 67% and 27% of net receivables, respectively.

      Purchases - The Company relies primarily on three suppliers for its products (Enterprise Capital AG, Poto Technology and Prolink). The loss of a supplier could have a material impact on the Company's operations. Purchases from these suppliers for the six months ended April 30, 2004 totaled 58%, 29% and 10% of gross purchases.

      Revenues - For the six months ended April 30, 2004, the Company had one customer whose sales were 90% of total revenues.

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

      RECENT ACCOUNTING PRONOUNCEMENT - In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer of debt classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or an asset in some circumstances) instead of equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted this Statement on July 1, 2003. The Company does not believe that this recent accounting pronouncement will have a material impact on their financial position or results of operations.

2. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS AND PROVISION FOR RETURNED MERCHANDISE

      A summary of accounts receivable and allowance for doubtful accounts is as follows:

      Accounts receivable                                                        $429,058
      Allowance for doubtful accounts and
        provision for returned merchandise                                         74,863
                                                                                 --------

      Net accounts receivable                                                    $354,195
                                                                                 ========

      Allowance for doubtful accounts and provision for return merchandise:

      Balance, November 1, 2003                                                  $ 50,738
      Increase in estimate of provision for doubtful
        accounts and returned merchandise                                          20,625
      Recovery of uncollectible accounts                                            3,500
                                                                                 --------

      Balance, April 30, 2004                                                    $ 74,863
                                                                                 ========

3.    DEPOSIT FOR PURCHASE OF INVENTORY

      During the second quarter of 2004, the Company paid Enterprise Capital AG $400,000 for the purchase of 4,000 Virtual Keyboards. As of June 15, 2004, these inventory items have not been received by Company. The Company is confident this amount will be recovered in inventory in the near future. See Note 19 for further discussion of the Virtual Keyboards and Enterprise Capital AG.

4.    PROPERTY AND EQUIPMENT

      Property and equipment and accumulated depreciation at April 30, 2004 consists of:

      Tooling                                                        $  68,100
      Machinery and equipment                                           37,641
      Office furniture and equipment                                    81,027
      Vehicle                                                            3,140
      Molds                                                             25,000
                                                                     ---------
      Total property and equipment                                     214,908
      Less accumulated depreciation                                   (158,529)
                                                                     ---------

      Property and equipment, net                                    $  56,379
                                                                     =========

5.    INTELLECTUAL PROPERTY RIGHTS AND RELATED ROYALTY AGREEMENT

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

6.    NOTE RECEIVABLE, OFFICER

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

7.    ACQUISITION OF SYNOSPHERE, LLC

      On January 20, 2004, the Company acquired 100% of the 5,000,000 interests of Synosphere, LLC. The results of Synosphere's operation from January 20, 2004 to January 31, 2004 were immaterial for this period.

      Synosphere is developing and plans to manufacture and distribute the following products:

      BLUE DOCK(TM)

      The Blue Dock is a PDA Docking Station that enables PDA users to work productively in a desktop environment with their PDAs without the need for an additional laptop or desktop computer. The Blue Dock provides a keyboard, mouse, full-size monitor (optimizing the PDA video at an 800 x 600 resolution), and dedicated network connection. Synchronization is not required. The Company expects to release Blue Dock in the 4th quarter this year.

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

      The aggregate purchase price was $1,224,882, payable in 30,000,000 shares of common stock which was valued at the market value of the stock at the date of acquisition. The purchase price was allocated to technology and patents based on costs to develop patents to date (approximately $50,000) and the projected cash flows from future product sales of the related technologies under development. The following values have been assigned:

      Patents Pending $ 50,000 Blue Dock Technology $806,600 Other Technologies $368,282

      Synosphere did not own any tangible assets and its only assets were pending patents and technology.

8.    NOTE PAYABLE, GAMMAGE AND BURNHAM

      In July 2001, the Company issued a note to Gammage and Burnham, PLC for the payment of $80,000 of legal fees previously recorded in accounts payable. The note was paid in full November 4, 2003, in exchange for 8,108,108 shares of common stock.

9.    LOAN PAYABLE, ENTERPRISE CAPITAL AG

      The loan from Enterprise Capital AG totaling $30,603 is unsecured, bears no interest and has no due date.

10.   TAXES PAYABLE

      Taxes payable consists of the following:

      Payroll taxes payable, current and deferred                    $177,348
      California income tax payable                                    19,028
                                                                     --------

      Total                                                          $196,376
                                                                     ========

11.   INCOME TAXES

      DEFERRED TAXES

      The components of deferred tax assets are as follows:

      Net operating loss carryforwards                               $3,156,700
      Accrued expenses and miscellaneous                                  9,500
                                                                     ----------
                                                                      3,166,200
      Less valuation allowance                                        3,166,200
                                                                     ----------

      Net deferred tax asset                                         $        0
                                                                     ==========

      A reconciliation of the valuation allowance is as follows:

      Balance, November 1, 2003                                      $2,909,300
      Addition for the period                                           256,900
                                                                     ----------

      Balance,  April 30, 2004                                       $3,166,200
                                                                     ==========

      TAX CARRYFORWARDS

      The Company had the following tax carryforwards at April 30, 2004:

      Net operating loss
      October 31, 1995              $     2,500                October 31, 2010
      October 31, 1997                  253,686                October 31, 2012
      October 31, 1998                   71,681                October 31, 2013
      October 31, 1999                  842,906                October 31, 2019
      October 31, 2000                3,574,086                October 31, 2020
      October 31, 2001                5,051,232                October 31, 2021
      October 31, 2002                1,838,129                October 31, 2022
      October 31, 2003                2,890,718                October 31, 2023
      April 30, 2004                  1,258,246                October 31, 2024
                                    -----------

                                    $15,783,184

12.   CONVERTIBLE DEBENTURES

      During the period from February 1, 2004 through March 9, 2004, the convertible debenture holders converted $904,893 of principal and $197,635 of accrued interest for 243,682,486 shares. The balance of convertible debentures at April 30, 2004 are as follows:

      VARIOUS CONVERTIBLE DEBENTURES $1,150,817

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

      8. Conversion price for put notes. The initial 50% of the put notes shall be the lesser of: (i) 80% of the average of the three lowest closing bid prices for the stock for twenty two days, or (ii) 80% of the average of the five lowest closing bid prices for the stock for sixty days. The conversion price of the balance of the put notes shall be 86% of the average of the three lowest closing bid prices for ten days.

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

      LAURUS MASTER FUND, LTD. $262,858

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

      7. Prepayment - The debenture may not be paid prior to the maturity date without the consent of the holder.

      TOTAL DEBENTURES                                               $1,413,675
                                                                     ==========

         Maturities of convertible debentures are as follows:

         2004                                                        $1,413,675
                                                                     ==========

13.   CANCELLATION OF INTEREST BY DEBENTURE HOLDERS

      During the period, the Company renegotiated their debenture balances with the AJW entities and the AJW entities and converted in full, the debenture balances with Lites Trading Company and Equire Trade and Finance which resulted in the cancellation of approximately $197,000 in principal and interest.

14.   STOCK OPTIONS ISSUED FOR CONSULTING SERVICES

      During the six months ending April 30, 2004, the Company granted stock options to individuals in exchange for the following consulting services:

      November 2003 - Options valued at $260,000 to purchase 200 million shares of common stock (at a 40% discount from market, as defined) were issued to
      D. Scott Elliott for general business and financial consulting services to assist the Company with its expansion plans and entry into other markets.

      December 2003 - Options valued at $60,000 to purchase 50 million shares of common stock (at a 15% discount from market, as defined) were issued to Jeffrey Firestone for providing legal counsel on international issues in mergers and acquisitions.

      January 2004 - Options valued at $4,450,000 to purchase 100 million shares of common stock (at a 50% discount from market, as defined) were issued to Pangea Investments GmbH for consulting and acquisition services in Europe and Israel. Sam Elimalech, an officer of Enterprise Capital AG (see Note
      8), is also a member of Pangea Investments Gmbh.

      March 2004 - Options valued at $1,616,186 to purchase 151,045,455 shares of common stock (at a 20% discount from market, as defined) were issued to
      D. Scott Elliott for general business and financial consulting services to assist the Company with its expansion plans and entry into other markets.

      The Company has valued the options granted using the Black-Sholes stock option pricing model, based on the following weighted average assumptions: dividend yield - -0-, expected volatility - 44%, risk-free interest rate - 2.25%, expected life - 75 days to 10 years. The total fair value of the options granted during the six months ending April 30, 2004 was $6,386,187 (see Note 15). Based on the uncertainty of any future value of these agreements, the Company expensed the value of the options in the six months ended April 30, 2004.

15.   COMMITMENTS AND CONTINGENCIES

      DEPOSIT FOR PURCHASE OF INVENTORY

      The Company has received orders for the Virtual Keyboards from national retailers. The Company paid Enterprise Capital AG $400,000 for the keyboards necessary to fulfill these orders. Since January 2004, there have been recurring production delays. Additional inventory which was to flow at a rate that would include fulfilling outstanding orders by the end of June, have not yet been delivered. The Company is confident that it will receive the inventory or obtain reimbursement of the deposit of $400,000.

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
                                                                   -------
                                                                   $63,192

      Rent expense for the six months ended April 30, 2004 and 2003 was $24,104 and $19,363, respectively.

      PAYROLL TAXES

      The Company is negotiating a settlement regarding delinquent payroll taxes of approximately $68,000. Interest is being accrued on the outstanding balance. No amounts have been accrued for any penalties.

      WORKERS' COMPENSATION INSURANCE

      Through April 2004, the Company did not carry general liability or workers' compensation coverage, nor was it self-insured. The Company accrues liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. As of April 30, 2004, there were no known liability claims. No amounts have been accrued for any penalties which may be assessed by the State of Arizona for non-compliance with the laws and regulations applicable to workers' compensation insurance.

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

      OFFICERS' COMPENSATION - IBIZ TECHNOLOGY CORP.

      As of April 30, 2004, the Company has employment agreements with two of its corporate officers. The contracts are for three years beginning July 2001 and provide for the following:

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

16.   COMMON STOCK

      STOCK PURCHASE WARRANTS

      As of April 30, 2004, the Company has issued the following common stock purchase warrants:

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
      January 15, 2002        16,667        5 years        105% of Closing
      January 15, 2002        50,000        5 years        105% of Closing
                             -------
                             822,205

      All warrants are exercisable at April 30, 2004.

      OPTIONS

      On November 1, 2003, the Company granted an individual the option to purchase 200,000,000 shares of common stock at the exercise price of the average closing price for the three days prior to exercise less a 40% discount. The option is exercisable commencing November 1, 2003 and expires after January 15, 2004. The option holder exercised 60,000,000 shares of common stock on December 10, 2003 and the Company received $93,600 cash. The option holder exercised an additional 17,352,941 shares of common stock during the three months ended April 30, 2004 and the Company received $350,000 cash and a $150,000 promissory note.

      On December 15, 2003, the Company granted an individual the option to purchase 50,000,000 shares of common stock at the exercise price of market value at the date of exercise less a 15% discount. The options expire five years from date of grant. The option holder exercised 26,956,000 shares of common stock during December 2003 and January 2004 and the Company received $640,823 cash. The option holder exercised an additional 14,000,000 shares of common stock during the three months ended April 20, 2004 and the Company received $531,015 cash.

      On January 28, 2004, the Company granted Pangea Investments GmbH the option to purchase 100,000,000 shares of common stock at the exercise price of market value at the date of exercise less a 50% discount. The option is exercisable commencing January 28, 2004 and expires after January 29, 2014. The option holder exercised 10,000,000 during March 2004 and the Company received $175,000 cash. The balance, 90,000,000 shares, is held in escrow.

      Total options issued                                     350,000,000
      Less options exercised                                  (128,308,941)
      Less options expired                                    (140,000,000)
                                                              ------------

      Options exercisable at April 30, 2004                     81,691,059
                                                              ============

      COMMON STOCK

      During the quarter ended January 31, 2004, the Company issued the following shares of common stock:

      (1) 10 million shares valued at $37,000 (fair market value on date of grant) for legal services provided by Greg Sichenzia during the quarter ended January 31, 2004.

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

      (4) 1.0 million shares valued at $3,700 (fair market value on date of grant was used to determine number of shares to be issued) to a company for marketing services during the quarter ended January 31, 2004.

      (5) 81 million shares valued at $126,360 (fair market value on date of grant) in accordance with a one year consulting contract (see Note 1, Prepaid Expenses).

      (6) 60 million shares issued in connection with the exercise of options at $0.00156 per share.

      (7) 10 million shares issued in connection with the exercise of options at $0.017 per share.

      (8) 11.65 million shares issued in connection with the exercise of options at $0.026 per share.

      (9) 5.3 million shares issued in connection with the exercise of options at $0.032 per share.

      (10) 398 million shares valued at $578,000 (fair market value on date of grant) for accrued employee bonuses at October 31, 2003 (see 10ksb for the year ended October 31, 2003).

      During the quarter ended April 30, 2004, the Company issued the following shares of common stock:

      (1) On February 18 and 20, 2004, the Company issued 2,335,188 shares of common stock, under the S8 Registration Amendment filed December 5, 2003 to individuals for services rendered.

      (2) On March 5, 2004, the Company issued 12,500,000 shares of common stock under the S8 Registration Amendment filed December 5, 2003 to individuals for services rendered.

      (3) On February 3 and March 3, 2004, the Company issued 12,000,000 shares of common stock to an individual under the option dated December 15, 2003 and received $448,090 cash.

17.   PREFERRED STOCK

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

18.   CHANGE IN AUTHORIZED SHARES

      On February 24, 2003, the Articles of Incorporation were amended to increase the number of authorized shares of common stock from 450,000,000 shares to 5,000,000,000 shares.

19.   SPIN-OFF

      On July 20, 2003, the Board of Directors approved the spin-off of iBIZ, Inc., a wholly-owned subsidiary of the Company, into a separate company. Management estimates that the transaction should be completed in the second quarter of fiscal 2004.

      The Company proposes to issue without consideration, non-restricted shares of common stock in iBIZ, Inc. pro rata to all shareholders of the Company as of September 25, 2003 at the ratio of one share of iBIZ, Inc. for each 500 shares of the Company common stock.

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

ACCOUNTING FOR CONVERTIBLE DEBT SECURITIES

We have issued convertible debt securities with non-detachable conversion features. We have recorded the fair value of the beneficial conversion features as interest expense and an increase to Additional Paid-in Capital.

ACCOUNTING FOR CONSULTING FEES PAID BY STOCK OPTIONS

We have issued stock options which entitle the grantee to exercise the options at fair market value less an agreed upon discount. We have recorded the fair market value as "consulting fees paid by stock options" and an increase to additional paid-in capital.

REVENUE RECOGNITION

We recognize revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectibility is probable. Sales are recorded net of sales discounts. We recognize revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", (SAB 101). Our revenues are recorded under two categories:

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

CONSULTING AGREEMENTS

We issued common stock and options for payment of consulting services. The cost of the consulting services paid with common stock was determined by multiplying the common shares issued by the market price, for the shares at the inception date of the agreement. The cost of the consulting services paid with options was valued using the Black-Sholes stock option pricing model, based on the following weighted average assumptions: dividend yield - -0-, expected volatility - 44%, risk-free interest rate - 2.25%, expected life - 75 days to 10 years. The total fair value of the options granted during the six months ending April 30, 2004 was $6,386,187. Based on the uncertainty of any future value of these agreements, the Company expensed the value of the options in the six months ended April 30, 2004. A summary of the common stock and options issued is as follows:

COMMON STOCK

During November 2003, the Company issued the following shares of common stock:

(1) 10 million shares valued at $37,000(fair market value on date of grant) for legal services provided by Greg Sichenzia during the quarter ended April 30, 2004.

(2) 9.6 million shares valued at $35,425 (fair market value on date of grant was used to determine number of shares to be issued) to various creditors in satisfaction of their outstanding amounts due.

(3) 0.5 million shares valued at $1,975 (fair market value on date of grant was used to determine number of shares to be issued) to a company that provided edgarizing and related services during the quarter ended April 30, 2004.

(4) 1.0 million shares valued at $3,700 (fair market value on date of grant was used to determine number of shares to be issued) to a company for marketing services during the quarter ended April 30, 2004.

During December 2003, the Company issued the following shares of common stock:

(1) 81 million shares valued at $126,360 (fair market value on date of grant) in accordance with one-year consulting contracts. The agreements consist of retail-channel marketing services and corporate finance services designed to assist the Company in analyzing potential acquisition targets and the related financing of such acquisitions. The agreements are being amortized straight-line over their respective one-year terms.

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

During February 2004, the Company issued the following shares of common stock:

(1) 1 million shares valued at $40,000 (fair market value on date of grant) for legal services provided by Greg Sichenzia during the month ended February 29, 2004.

(2) 1,085,188 shares valued at $34,726 (value of services rendered) for legal services provided by Steven Thrasher.

(3) 250,000 shares valued at $8,507 (value of services rendered) for legal services provided by Sammy Fleschler.

(4) 10 million shares issued in connection with the exercise of options at $0.0363 per share.

During March 2004, the Company issued the following shares of common stock:

(1) 2.5 million shares valued at $75,000 (fair market value on date of grant) for legal services provided by Greg Sichenzia during the month ended March 31, 2004.

(2) 10 million shares issued in connection with the exercise of options at $0.0175 per share.

(3) 7,352,941 shares issued in connection with the exercise of options at $0.0272 per share.

(4) 2 million shares issued in connection with the exercise of options at $0.0425 per share.

(5) 2 million shares issued in connection with the exercise of options at $0.0415 per share.

During April 2004, the Company issued the following shares of common stock:

(1) 5 million shares valued at $200,000 (fair market value on date of grant) in accordance with a one-year consulting contract. See Note 1, Prepaid Expenses.

(2) 10 million shares issued in connection with the exercise of options at $0.03 per share.

(3) 2 million shares valued at $76,800 (fair market value on date of grant) to a company for public relation services during the six months ending April 30, 2004.

(4) 90 million shares issued in connection with the exercise of options at $0.015 per share.

(5) 3 million shares valued at $90,000 (fair market value on date of grant) to a company for investment banking and financial advising services under a one-year contract. See Note 1, Prepaid Expenses.

STOCK OPTIONS

The Company issued options to purchase 350 million shares of common stock as follows:

November 2003 - Options valued at $260,000 to purchase 200 million shares of common stock (at a 40% discount from market, as defined) were issued to D. Scott Elliott for general business and financial consulting services to assist the Company with its expansion plans and entry into other markets.

December 2003 - Options valued at $60,000 to purchase 50 million shares of common stock (at a 15% discount from market, as defined) were issued to Jeffrey Firestone for providing legal counsel on international issues in mergers and acquisitions.

January 2004 - Options valued at $4,450,000 to purchase 100 million shares of common stock (at a 50% discount from market, as defined) were issued to Pangea Investments GmbH for consulting and acquisition services in Europe and Israel. Sam Elimalech, an officer of Enterprise Capital AG (see Note 8), is also a member of Pangea Investments Gmbh.

March 2004 - Options valued at $1,616,186 to purchase 151,045,455 shares of common stock (at a 20% discount from market, as defined) were issued to D. Scott Elliott for general business and financial consulting services to assist the Company with its expansion plans and entry into other markets.

The Company has valued the options granted using the Black-Sholes stock option pricing model, based on the following weighted average assumptions: dividend yield - -0-, expected volatility - 44%, risk-free interest rate - 2.25%, expected life - 75 days to 10 years. The total fair value of the options granted during the three months ending April 30, 2004 was $6,386,187 (see Note 15). Based on the uncertainty of any future value of these agreements, the Company expensed the value of the options in the six months ended April 30, 2004.

SELECT FINANCIAL INFORMATION

                                                    For the Three Months          For the Six Months
                                                           Ended                        Ended
                                                 04/30/2004    04/30/2003     04/30/2004     04/30/2003
                                                 (Unaudited)   (Unaudited)    (Unaudited)   (Unaudited)
                                                 -----------   -----------    -----------   -----------
Statement of Operations Data:
        Total revenue                              $ 437,807     $ 60,637        $ 599,756    $ 135,947
        Operating loss                           (2,716,316)    (458,469)      (7,826,018)    (916,123)
        Net loss after tax                       (2,621,326)    (687,959)      (7,743,941)  (2,065,963)
        Net loss per share                            (0.00)       (0.01)           (0.00)       (0.01)

Balance Sheet Data:
        Total assets                             $ 2,655,530    $ 472,134      $ 2,655,530    $ 472,134
        Total liabilities                          3,167,900    6,131,192        3,167,900    6,131,192
        Total stockholders' deficit                (512,370)  (5,659,058)        (512,370)  (5,659,058)


RESULTS OF OPERATIONS

The three months ended April 30, 2004 compared to the three months ended April 30, 2003.

                                            For the Three Months Ended
                                         04/30/2004            04/30/2003       Increase (Decrease)
                                        (Unaudited)           (Unaudited)       Amount   Percentage
                                        -----------           -----------      --------  ----------
Revenues:
        Product sales                      $429,373               $52,633      $376,740       716%
        Maintenance agreements                8,434                 8,004           430         5%
Total revenues                             $437,807               $60,637      $377,170       622%

Revenues - Revenues increased by approximately 622% to $437,807 in the three months ended April 30, 2004 from $60,637 in the three months ended April 30, 2003. The increase was in product sales resulting from the addition of new customers, the increase in volume sales to an existing national retailer and introduction and sales of our new products. The majority of our increased sales came from our FM Radio accessories and travel kits which increased from approximately $26,000 in 2003 to over $380,000 in 2004.

$10,685 and $356,940 of revenues for the three months ended April 30, 2004 were from Comp USA and Circuit City, respectively. Our maintenance revenues remained relatively comparable at $8,434 in 2004 and $8,004 in 2003. We are not actively pursuing this area of business and do not expect this to be significant in subsequent periods.

                                                         For the Three Months Ended             Increase (Decrease)
                                                      04/30/2004            04/30/2003         Amount     Percentage
                                                     (Unaudited)           (Unaudited)         ------     ----------
Cost of revenues:                                    -----------           -----------
        Product sales                                   $344,651              $ 54,353       $290,298          534%
        Maintenance agreements                             8,995                 2,529          6,466          256%
Total cost of revenues                                  $353,646              $ 56,882       $296,764          522%

Gross profit:
        Product sales - amount                          $ 84,722              $(1,720)
        Product sales - percentage                           20%                  (3%)
        Maintenance agreements - amount                    (561)                 5,475
        Maintenance agreements - percentage                 (7%)                   68%
Total gross profit                                      $ 84,161               $ 3,755
                                                             19%                    6%

Cost of Revenues - The cost of revenues of $353,646 (81% of sales) in the three months ended April 30, 2004 increased from $56,882 (94% of revenues) for the three months ended April 30, 2003.

Cost of Revenues - Product Sales in 2004 consists of $295,377 (69% of sales) of direct material, packaging and freight and $49,276 (% of sales) of salaries and employee related costs. Cost of Revenues - Product Sales in 2003 consists of $39,649 (75% of sales) of direct material, packaging and freight and $14,704 (28% of sales) of salaries and employee related costs.

Cost of Revenues - Maintenance Agreements in 2004 consists of $8,021 of parts and accessories (95% of revenues) and $974 of wages and benefits (16% of revenues). Cost of Revenues - Maintenance Agreements in 2003 consists of $1,605 of parts and accessories (20% of revenues) and $924 of wages and benefits (11% of revenues). Based on the nature of the equipment being serviced and the applicable age thereof, parts and accessories can fluctuate significantly each period.

Our products experience a high degree of technological obsolescence based on the rapidly changing market for PDA-related products and the introduction of new PDAs. We evaluate our inventories based on sales over a rolling six-month period and industry publications of PDA-related product changes in order to determine the write-off of slow-moving and obsolete inventories. During the six months ended April 30, 2004, we did not write-off additional inventories and sold approximately $3,000 of inventory previously written-off.

Research and development expense is directly related to our acquisition of Synosphere, LLC and the continuing efforts to develop products such as the Blue Dock (TM) PDA docking station, the PDA travel keyboard, the Visual Notification Device and the Keyboard/Mouse Cradle. See Note 6 of the financial statements for further description of these products.

                                                                  For the Three Months Ended      Increase (Decrease)
                                                                  04/30/2004      04/30/2003     Amount     Percentage
                                                                 (Unaudited)     (Unaudited)     ------     ----------
                                                                 -----------     -----------
Selling, general and administrative expenses:
        Salaries and wages                                         $118,140        $ 92,400    $ 25,740         28%
        Bonuses                                                     375,000         207,519     167,481         81%
        Accounting, legal and professional fees                     340,050          90,019     250,031        278%
        Advertising                                                  15,453           9,615       5,838         61%
        Commissions to outside sales representatives                 79,592           1,509      78,083       5174%
        Travel                                                       17,209           7,941       9,268        116%
        Other selling, general and administrative expenses          167,802          53,221     114,581        215%
Total selling, general and administrative expenses               $1,113,246        $462,224    $651,022        141%


Selling, General and Administrative Expenses - Selling, general and administrative expenses increased approximately 120% to $1,014,714 in the three months ended April 30, 2004 from $462,224 in the three months ended April 30, 2003. A description of the major increases follows:

(1) Salaries and wages increased $25,740 or 28% in the three months ended April 30, 2004 due to the addition of Synosphere's employees and the employment agreements signed with the two officers of Synosphere, LLC.

(2) Bonuses increased $167,481 or 81% in the three months ended April 30, 2004 due to the signing bonuses and quarterly bonuses called for in the employment agreements with the two officers of Synosphere, LLC.

(3) Accounting, legal and professional fees dramatically increased in the three months ended April 30, 2004 ($340,050) as compared to the three months ended April 30, 2003 ($90,019) due to increased activity with our SEC filings. We do not anticipate this trend to continue.

(4) Advertising, travel and commissions increased as we actively market our new products and continue to look for new sales channels and representatives.

(5) Other selling, general and administrative expenses includes $98,532 during the quarter related to amortization of the patents and technology of Synosphere.

Consulting Fees - We granted options for services to consultants during the quarter ended April 30, 2004. We valued the options using the Black-Scholes formula. See discussion of Stock Options above.

Cancellation of Principal and Interest - The Company recorded other income of $134,289 related to the cancellation of principal and interest on convertible debentures that were renegotiated and converted during the period.

Interest Expense - Interest expense decreased 53% to $39,381 in the three months ended April 30, 2004 from $81,780 in the three months ended April 30, 2003. The decrease is a result of convertible debenture debt instruments being paid in full and no longer accruing interest.

Beneficial Interest Expense - We record the excess of the fair value of the stock price at the date of issuance of convertible debentures over the conversion price on the same date as interest expense-beneficial conversion feature. The amount decreased to $0 in 2004 from $147,141 in 2003 due to no debentures being issued in the three months ending April 30, 2004.

The six months ended April 30, 2004 compared to the six months ended April 30, 2003.

                                             For the Six Months Ended               Increase (Decrease)
                                         04/30/2004            04/30/2003       Amount           Percentage
                                         (Unaudited)           (Unaudited)      ------           ----------
Revenues:                                -----------           ----------
        Product sales                      $581,589              $118,358      $463,231                391%
        Maintenance agreements               18,167                17,589           578                  3%
Total revenues                             $599,756              $135,947      $463,809                341%


Revenues - Revenues increased by approximately 341% to $599,756 in the six months ended April 30, 2004 from $135,947 in the six months ended April 30, 2003. The increase was in product sales resulting from the addition of new customers, the increase in volume sales to an existing national retailer and introduction and sales of our new products. The majority of our increased sales came from our FM Radio accessories and travel kits which increased from approximately $63,000 in 2003 to over $480,000 in 2004.

$107,030 and $356,940 of revenues for the six months ended April 30, 2004 were from Comp USA and Circuit City, respectively. Our maintenance revenues remained relatively comparable at $18,167 in 2004 and $17,589 in 2003. We are not actively pursuing this area of business and do not expect this to be significant in subsequent periods.

                                                          For the Six Months Ended           Increase (Decrease)
                                                      04/30/2004            04/30/2003      Amount     Percentage
                                                     (Unaudited)           (Unaudited)      ------     ----------
Cost of revenues:                                    -----------           -----------
        Product sales                                 $460,733              $ 144,826      $315,907          218%
        Maintenance agreements                          14,658                  3,791        10,867          287%
Total cost of revenues                                $475,391              $ 148,617      $326,774          220%

Gross profit:
        Product sales - amount                        $120,856              $(26,468)
        Product sales - percentage                         21%                  (22%)
        Maintenance agreements - amount                  3,509                 13,798
        Maintenance agreements - percentage                19%                    78%
Total gross profit                                    $124,365              $(12,670)
                                                           21%                   (9%)

Cost of Revenues - The cost of revenues of $475,391 (79% of sales) in the six months ended April 30, 2004 increased from $148,617 (109% of revenues) for the six months ended April 30, 2003.

Cost of Revenues - Product Sales in 2004 consists of $376,437 (63% of sales) of direct material, packaging and freight and $84,296 (14% of sales) of salaries and employee related costs. Cost of Revenues - Product Sales in 2003 consists of $86,060 (63% of sales) of direct material, packaging and freight and $58,766 (43% of sales) of salaries and employee related costs.

Cost of Revenues - Maintenance Agreements in 2004 consists of $11,976 of parts and accessories (2% of revenues) and $2,682 of wages and benefits (0% of revenues). Cost of Revenues - Maintenance Agreements in 2003 consists of $2,253 of parts and accessories (2% of revenues) and $1,538 of wages and benefits (1% of revenues). Based on the nature of the equipment being serviced and the applicable age thereof, parts and accessories can fluctuate significantly each period.

Our products experience a high degree of technological obsolescence based on the rapidly changing market for PDA-related products and the introduction of new PDAs. We evaluate our inventories based on sales over a rolling six-month period and industry publications of PDA-related product changes in order to determine the write-off of slow-moving and obsolete inventories. During the six months ended April 30, 2004, we did not write-off additional inventories and sold approximately $12,000 of inventory previously written-off.

Research and development expense is directly related to our acquisition of Synosphere, LLC and the continuing efforts to develop products such as the Blue Dock (TM) PDA docking station, the PDA travel keyboard, the Visual Notification Device and the Keyboard/Mouse Cradle. See Note 6 of the financial statements for further description of these products.

                                                                      For the Six Months Ended            Increase (Decrease)
                                                                  04/30/2004            04/30/2003       Amount      Percentage
                                                                 (Unaudited)           (Unaudited)       ------      ----------
Selling, general and administrative expenses:                    -----------           -----------
        Salaries and wages                                        $192,149              $248,816        $(56,667)         (23%)
        Bonuses                                                    375,000               209,025          165,975           79%
        Accounting, legal and professional fees                    502,795               294,655          208,140           71%
        Advertising                                                 50,991                14,096           36,895          262%
        Commissions to outside sales representatives               101,083                 2,764           98,319         3557%
        Travel                                                      50,797                 9,037           41,760          462%
        Other selling, general and administrative expenses         220,337               125,060           95,277           76%
Total selling, general and administrative expenses              $1,493,152              $903,453         $589,699           65%

Selling, General and Administrative Expenses - Selling, general and administrative expenses increased approximately 54% to $1,394,620 in the six months ended April 30, 2004 from $903,453 in the six months ended April 30, 2003. A description of the major increases follows:

(1) Salaries and wages decreased $56,667 or 23% in the six months ended April 30, 2004 as a result of reducing employee base in the first three months of the 2004 year as compared to the first three months of the 2003 year offset by the hiring of new employees in the second three months of the 2004 year to manage the increased sales activity and the employment agreements signed with the two officers of Synosphere, LLC.

(2) Bonuses increased $165,975 or 79% in the six months ended April 30, 2004 due to the signing bonuses and quarterly bonuses called for in the employment agreements with the two officers of Synosphere, LLC.

(3) Accounting, legal and professional fees increased in the six months ended April 30, 2004 ($502,795) as compared to the six months ended April 30, 2003 ($294,655) due to increased activity with our SEC filings. We do not anticipate this trend to continue.

(4) Advertising, travel and commissions increased as we actively market our new products and continue to look for new sales channels and representatives.

(5) Other selling, general and administrative expenses includes $98,532 during the six-months related to amortization of the patents and technology of Synosphere.

Consulting Fees - We granted options for services to consultants during the six months ended April 30, 2004. We valued the options using the Black-Scholes formula. See discussion of Stock Options above.

Cancellation of Principal and Interest - The Company recorded other income of $197,017 related to the cancellation of principal and interest on convertible debentures that were renegotiated and converted during the period.

Interest Expense - Interest expense decreased 14% to $141,661 in the six months ended April 30, 2004 from $165,513 in the six months ended April 30, 2003. The decrease is a result of convertible debenture debt instruments being paid in full and no longer accruing interest.

Beneficial Interest Expense - We record the excess of the fair value of the stock price at the date of issuance of convertible debentures over the conversion price on the same date as interest expense-beneficial conversion feature. The amount decreased to $0 in 2004 from $985,139 in 2003 due to no debentures being issued in the six months ending April 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2004, we had an accumulated deficit of $32,542,273 and a working capital deficit of $1,803,104 as compared to a working capital deficit of $5,197,825 at April 30, 2003. The decrease in the deficit is primarily due to approximately $1.4 million in convertible debentures converted into common stock in 2003. We have $1,413,675 of debt payments related to convertible debentures that was due October 31, 2003. Based on discussions with the holders, the balance of these debentures is expected to be converted into common stock in the third quarter. Based on the current stock price, the conversion would result in the issuance of approximately 47 million shares of common stock, or 1.7% of our outstanding shares at April 2004.

Cash Flows from Operations - Our cash flow from operations used $1,602,768 in 2004 compared to $467,890 in 2003. Our net loss after adjusting for non-cash items decreased from $744,000 in 2003 to $646,000 in 2004. Our increase of accounts receivable in 2004 is due to increased sales in the 2nd quarter of fiscal 2004. Cash used was primarily due to our ability to purchase inventory, pay overdue accounts payable and accrued wages and expenses based on our proceeds ($1,790,000) from exercise of stock options in this quarter. This accounted for a use of cash amounting to $681,000 in 2004 versus an increase in cash in 2003 amounting to $275,000 due to our poor cash position in 2003 and reduced sales. Based on the initial reception of our new product, the "Virtual Keyboard" (set to be delivered to retailers in third quarter 2004) and the continued success of our Pocket Radio product, we are confident that our cash flows will be positive in 2004. We currently have a backlog of orders totaling $650,000. As with other technology-related products, our success depends on acceptance of our products in the market and introduction of new products. If our products do not continue to receive acceptance in the market, our cash flows can quickly turn negative.

Cash Flows from Investing Activities - Cash used for investing activities was $21,296 in 2004 due to cash payments to members of Synosphere, LLC per the acquisition agreement. We had no investing activities in 2003.

Cash Flows from Financing Activities - Cash provided by financing activities consisted of $1,790,000 net proceeds from the exercise of stock options and repayments of $59,397 of the loan from a foreign company (Enterprise Capital
AG). We may need to raise additional capital through the issuance of common stock options and/or debt, which will be used to expand our infrastructure and acquire additional product lines and complimentary businesses.

In January 2004 we entered into an agreement to purchase the assets of Synosphere LLC for 30 million shares of common stock valued at $1.2 million. We currently have no other material commitments for capital expenditures other than the completion of the Synosphere products which is currently estimated at $2.4 million over the next 12 months.

Backlog - The Company has received orders for the Virtual Keyboards from national retailers. The Company paid Enterprise Capital AG $400,000 for the keyboards necessary to fulfill these orders. Since January 2004, there have been recurring production delays. Additional inventory which was to flow as a rate that would include fulfilling outstanding orders by the end of June, have not yet been delivered, nor do we have any indication from Enterprise Capital AG when the Virtual Keyboards will be shipped at this time.

Enterprise Capital AG's inability to meet agreed upon delivery schedules, even after prepayment of goods, has forced the Company to pursue other venues in an effort to safeguard their existing orders as well as fulfill future orders for the Virtual Keyboard.

The Company has made tremendous advances providing product awareness to the Virtual Keyboard technology. As a result of the overwhelming success the Company has experienced in this regard, it is the Company's intent to build a redundant supply chain that will support their ongoing efforts.

Spin-off - On October 20, 3003, the Board of Directors approved the spin-off of iBIZ, Inc., a wholly-owned subsidiary of the Company, into a separate public company.

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


ITEM 3. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of April 30, 2004. There have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None for the period ending April 30, 2004.

ITEM 2. CHANGES IN SECURITIES

(c) Recent Sales of Unregistered Securities

The securities described below represent securities of iBIZ sold by iBIZ during the six month period ended April 30, 2004, that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), all of which were issued by the Company pursuant to exemptions under the Securities Act. Underwriters were not involved in these transactions.

            PRIVATE PLACEMENTS OF COMMON STOCK AND WARRANTS FOR CASH

In April 2004, IBIZ issued 2,000,000 shares of restricted common stock to a company for public relations services.

                       SALES OF DEBT AND WARRANTS FOR CASH

None

                                  OPTION GRANTS

In March 2004, IBIZ issued an option to purchase up to 151,045,455 shares of common stock to D. Scott Elliott for general business and financial consulting services.

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

DATED THIS 21ST DAY OF JUNE 2004




                              IBIZ TECHNOLOGY CORP.



                          By: /s/ KENNETH W. SCHILLING
                          ---------------------------------------
                          Kenneth W. Schilling, President,
                          and acting principal accounting officer