Form 10QSB
period 2004-07-31
IBIZ TECHNOLOGY CORP
filed 2004-10-20
CIK 1079893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY  REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES  EXCHANGE ACT
    OF 1934

                   FOR THE FISCAL QUARTER ENDED JULY 31, 2004

[_] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                              --------------------

                              IBIZ TECHNOLOGY CORP.
      (Exact name of small business registrant as specified in its charter)

                        COMMISSION FILE NUMBER 000-027619

       FLORIDA                                            86-0933890
-------------------------------                     -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

            2238 West Lone Cactus Drive, #200, Phoenix, Arizona 85021
                    (Address of principal executive offices)

                                 (623) 492-9200
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days: YES  X      NO
                                              ----       ---


As of October 18, 2004, the registrant had 2,997,753,709 shares of its $.001 par value common stock outstanding.


Transitional Small Business Disclosure Format: YES      NO   X
                                                   ---     ----

                              IBIZ TECHNOLOGY CORP.

                                    INDEX TO
                         QUARTERLY REPORT ON FORM 10-QSB
                   FOR THE FISCAL QUARTER ENDED JULY 31, 2004


PART I.     FINANCIAL INFORMATION

                                                                                                            Page
ITEM 1.  INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

    Condensed Consolidated Balance Sheets as of July 31, 2004 (Unaudited)
        and October 31, 2003 (Audited).......................................................................1


    Condensed Consolidated Statements of Loss for the Three and Nine Months Ended
        July 31, 2004 and July 31, 2003 (Unaudited)..........................................................2

    Condensed Consolidated Statement of Changes in Stockholders' Deficit for the
        Nine Months Ended July 31, 2004 (Unaudited)..........................................................3

    Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
         July 31, 2004 and July 31, 2003 (Unaudited).........................................................4

    Notes to Interim Condensed Consolidated Financial Statements (Unaudited).................................6

ITEM 2.  OUR MANAGEMENT'S DISCUSSION AND ANALYSIS...........................................................14

ITEM 3.  OUR CONTROLS AND PROCEDURES..........................................................................


PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS....................................................................................

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS............................................................

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................................................

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................

ITEM 5.  OTHER INFORMATION....................................................................................

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................................................

SIGNATURES....................................................................................................

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 JULY 31,         OCTOBER 31, 2003
                                                                                   2004              (AUDITED)
                                                                               (UNAUDITED)
                                                                             ------------------   ------------------
ASSETS
Current assets:
   Cash................................................................      $          5,811     $          2,140
   Restricted cash equivalent..........................................                10,000               10,000
   Accounts receivable, net............................................                55,634              111,322
   Inventories, net (Note 4)...........................................               252,886               43,842
   Prepaid expenses....................................................               269,373               24,057
                                                                             ------------------   ------------------
Total current assets...................................................               593,704              191,361
Property and equipment, net............................................                44,979               63,329
Patents, net...........................................................                55,596                    -
Intellectual property rights, net......................................                     -               61,000
License agreement......................................................               300,000                    -
Deposits...............................................................                 2,500                2,500
Note receivable from officer, net......................................                     -                    -
                                                                             ------------------   ------------------
Total assets...........................................................      $        996,779     $        318,190
                                                                             ==================   ==================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Bank overdraft......................................................      $        19,922      $              -
   Accounts payable....................................................              570,811               581,637
   Accrued liabilities (Note 7)........................................            1,273,354             2,306,911
   Deferred income.....................................................                    -                 5,570
   Notes payable.......................................................                    -               124,920
   Advances from officers (Note 8).....................................              113,000                     -
   Current maturities of debentures (Note 9)...........................            1,413,675             3,265,837
                                                                             -----------------    ------------------
Total current liabilities..............................................            3,390,762             6,284,875
Convertible debentures.................................................                    -               750,000
                                                                             -----------------    ------------------
Total liabilities......................................................            3,390,762             7,034,875
                                                                             -----------------    ------------------

Commitments and contingencies (Notes 14and 15)

Stockholders' deficit (Note 10):
   Preferred stock, $.001 par value; 50,000,000 shares authorized; none
     issued or outstanding.............................................                    -                     -
   Common stock, $.001 par value; 5,000,000,000 shares authorized;
     2,866,865,414 and 649,893,721 issued and outstanding, respectively            2,866,865               649,894
    Common stock to be issued (Note 5).................................               34,497                     -
   Additional paid-in capital..........................................           32,019,822            17,431,753
   Less: Notes receivable..............................................           (1,330,010  )                  -
   Accumulated deficit.................................................          (35,985,157  )        (24,798,332  )
                                                                             -----------------    ------------------
Total stockholders' deficit............................................           (2,393,983  )         (6,716,685  )
                                                                             -----------------    ------------------
Total liabilities and stockholders' deficit............................      $       996,779      $       318,190
                                                                             =================    ==================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)


                                                                THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                        -----------------------------------   -------------------------------------
                                                           JULY 31,           JULY 31,            JULY 31,           JULY 31,
                                                            2004               2003                2004               2003
                                                        -----------------  ----------------   -----------------  ------------------
                                                                                                (RESTATED)
Revenues:
      Net product sales................................ $      77,116      $     136,591      $      301,765     $      254,949
      Maintenance services.............................         2,291              9,854              20,458             27,443
                                                        -----------------  ----------------   -----------------  ------------------
Total revenues.........................................        79,407            146,445             322,223            282,392
                                                        -----------------  ----------------   -----------------  ------------------
Cost of revenues:
      Cost of product sales............................        94,663            168,670             361,328            315,034
      Cost of maintenance services.....................        25,020              1,306              36,996              3,559
                                                        -----------------  ----------------   -----------------  ------------------
Total cost of revenues.................................       118,683            169,976             398,324            318,593
                                                        -----------------  ----------------   -----------------  ------------------

Gross loss.............................................       (39,276  )         (23,531  )          (76,101  )         (36,201  )

Operating expenses:
      Selling, general and administrative..............       964,135            448,339           2,283,799          1,205,682
      Officer bonuses..................................             -            404,825                   -
                                                                                                                        550,935
      Research and development.........................       164,226                  -             260,152                  -
      Acquired in-process research and development
        (Notes 4 and 5)................................             -                  -           1,200,000                  -
      Consulting fees paid in stock options (Note 10)..       583,000                  -           6,969,186                  -
      Write-off of deposit (Note 11)...................       400,000                  -             400,000                  -
      Asset impairment (Note 11)                               52,281                                 52,281
                                                        -----------------  ----------------   -----------------  ------------------
Total operating expenses...............................     2,163,642            853,164          11,165,418          1,756,617
                                                        -----------------  ----------------   -----------------  ------------------

Loss from operations...................................    (2,202,918  )        (876,695  )      (11,241,519  )      (1,792,818  )

Non-operating income (expenses):
      Interest and miscellaneous income (Note 12)......         3,049             12,447             226,787             13,259
      Interest and financing expenses (Note 13)........       (30,432  )        (489,847  )         (172,093  )      (1,640,499  )
                                                        -----------------  ----------------   -----------------  ------------------
Total non-operating (expenses) income, net.............       (27,383  )        (477,400  )           54,694         (3,420,058  )
                                                        -----------------  ----------------   -----------------  ------------------

                                                        -----------------  ----------------   -----------------  ------------------
Net loss............................................... $    (2,230,301)   $    (1,354,095)   $    (11,186,825)  $    (3,420,058  )
                                                        =================  ================   =================  ==================

                                                        -----------------  ----------------   -----------------  ------------------
Net loss per common share - Basic and diluted (Note 3). $        (0.00 )   $         (0.00)   $          (0.00)  $         (0.02  )
                                                        =================  ================   =================  ==================

Weighted average number of common shares outstanding -
   Basic and diluted (Note 3)..........................   2,823,315,679        361,484,542       2,215,996,929       203,712,366
                                                       =================  ================   =================  ==================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
               FOR THE NINE MONTHS ENDED JULY 31, 2004 (UNAUDITED)


                                                    Common Stock        Additional
                              Common Stock          To Be Issued          Paid-In        Accumulated      Notes
                      --------------------------- -----------------
                         Shares        Amount     Shares     Amount       Capital         Deficit       Receivable       Total
                         ------        ------     ------     ------       -------         -------       ----------       -----
BALANCE,
  October 31,
  2003                   649,893,721   $  649,894                         $17,431,753     $(24,798,332)                $ (6,716,685)
Common stock
  issued upon
  exercise of
  options                177,802,941      177,803                           2,311,694                                     2,489,497
Common stock
  issued for
  services
  received and
  in settlement
  of liabilities         211,838,083      211,838                           1,975,190                   $(1,330,010)        857,018
Common stock
  issued to
  officers and
  other employees
  as bonuses             419,133,295      419,133                             688,754                                     1,107,887
Common stock
  issued upon
  conversion of
  debentures and
  accrued interest,
  net of related
  issuance costs       1,379,530,624    1,379,530                           1,525,242                                     2,904,772
Acquisition of
  Synosphere, LLC         28,666,750       28,667  1,333,250  $ 53,330      1,118,003                                     1,200,000
Cash payments to
  Synosphere, LLC
  members in lieu
  of stock                                          (470,833)  (18,833)                                                     (18,833)
Value assigned to
  services
  received in
  exchange for
  options                                                                  (6,969,186)                                   (6,969,186)
Net loss                                                                                  (11,186,825)                 (11,134,544)
                       -------------   ----------  ---------  --------    -----------     ------------  -----------    ------------

BALANCE,
  July 31, 2004        2,866,865,414   $2,866,865    862,417  $ 34,497    $32,019,822     $(35,985,157) $(1,330,010)   $ (2,341,702)
                       =============   ==========  =========  ========    ===========     ============  ===========    ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                            NINE MONTHS ENDED
                                                                                JULY 31,            JULY 31,
                                                                                  2004                2003
                                                                             ----------------    ----------------
                                                                               (RESTATED)
Cash flows from operating activities:
   Net loss............................................................      $  (11,186,825  )   $   (3,420,058  )
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization....................................              27,069              42,406
      Provisions for sales returns, rebates and doubtful accounts......              17,903              22,696
      Asset impairment                                                               52,281
      Provisions for inventory obsolescence............................                   -              10,000
      Acquired in-process research and development (Notes 4 and 5).....           1,200,000                   -
      Services received in exchange for common stock (Note 10).........           1,073,346             854,757
      Services received in exchange for common stock options (Note 10).           6,969,186                   -
      Beneficial conversion feature of convertible debentures..........                   -           1,379,077
      Gains on settlements of debenture obligations (Note 12) .........            (197,017  )                -
   Net changes in assets and liabilities:
      Accounts receivable..............................................              50,215             (36,089  )
      Inventories......................................................            (209,044  )          (13,219  )
      Prepaid expenses.................................................              18,960             (21,650  )
      Accounts payable and accrued liabilities.........................             (18,603  )          507,687
                                                                             ------------------  -------------------
Net cash used in operating activities..................................          (2,202,529  )         (674,393  )
                                                                             ------------------  -------------------

Cash flows from investing activities:
   Acquisition of Synosphere, Inc (Note 5).............................             (18,833  )                -
   Licensing fees to Virtual Devices, Inc. (Note 6)....................            (300,000  )                -
   Patent costs........................................................              (2,466  )                -
                                                                             ------------------  -------------------
Net cash used in investing activities..................................            (321,299  )                -
                                                                             ------------------  -------------------

Cash flows from financing activities:
   Bank overdraft........................................................              19,922                 298
   Net proceeds from officer advances (Note 8)...........................             113,000                   -
   Net proceeds from issuances of convertible debentures.................                   -             686,813
   Net proceeds from exercises of common stock options...................           2,489,497                   -
   Principal payments on notes payable.................................             (94,920  )           (3,666  )
   Restricted cash equivalent..........................................                   -             (10,000  )
                                                                             ------------------  -------------------
Net cash provided by financing activities..............................           2,527,499             673,445
                                                                             ------------------  -------------------

Net increase (decrease) in cash and cash equivalents...................               3,671                (948  )
Cash at beginning of period............................................               2,140                 948
                                                                             ------------------  -------------------
Cash at end of period..................................................      $        5,811      $            -
                                                                             ==================  ===================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

                                                                                     NINE MONTHS ENDED
                                                                               JULY 31,               JULY 31,
                                                                                 2004                   2003
                                                                            ------------------     ------------------
                                                                              (RESTATED)

Supplemental schedule of cash activities:
   Interest paid in cash.................................................   $           3,928      $           6,759

Supplemental schedule of non-cash investing and financing activities:
Debenture principal and accrued interest thereon converted to common
stock                                                                       $       2,904,772      $         162,840
..........................................................................
Issuance of common stock in settlement of:
      Fees, services and                                                    $       1,312,739      $         854,759
expenses................................................................
      Accounts payable and accrued expenses.............................    $         395,626      $          70,932
      Accrued employee bonuses..........................................    $         578,000      $               -
 Consulting fees paid with common stock options.........................    $       6,969,186      $               -


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
        NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  NATURE OF BUSINESS, ORGANIZATIONAL STRUCTURE AND PRINCIPLES OF CONSOLIDATION

iBIZ Technology Corp., together with its wholly-owned subsidiaries (hereinafter "the Company"), a Florida corporation, headquartered in Phoenix, Arizona, primarily is a marketer and distributor of various accessories primarily intended for use with Personal Digital Assistants ("PDAs"). The Company conducts substantially all of its operations through its wholly-owned subsidiary, iBIZ, Inc. The Company's other wholly-owned subsidiaries, Invnsys Technology Corporation and Qhost, Inc. have been inactive since their respective operations were discontinued in prior fiscal years.

2. SUBSTANTIAL DOUBT REGARDING THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred substantial operating and net losses, as well as negative operating cash flows, in recent fiscal years. As a result, the Company has significant working capital and stockholders' deficits at July 31, 2004. Additionally, the Company has realized limited sales to date of its PDA accessories which management primarily attributes to its continued inability to fund the marketing activities believed necessary to develop broad market awareness and acceptance of the Company's products. These factors, among others, indicate that the Company may be unable to continue as a going concern. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional debt or equity financing as may be required to make up for any shortfalls in operating cash flows, and ultimately to attain successful operations.

3.  INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Periods

The Company's fiscal year-end is October 31. References to a fiscal year refer to the calendar year in which such fiscal year ends.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenue and expenses, the reported amounts and classification of assets and liabilities, and the disclosure of contingent assets and liabilities. These estimates and assumptions are based on the Company's historical results as well as management's future expectations. The Company's actual results could vary materially from management's estimates and assumptions.

Reclassifications

Certain amounts in the condensed consolidated financial statements for the comparative prior fiscal periods have been reclassified to be consistent with the current fiscal period's presentation.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES

3.  INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Preparation of Interim Condensed Consolidated Financial Statements

These interim condensed consolidated financial statements for the periods ended July 31, 2004 have been prepared by the Company's management, without audit, in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise noted) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the fiscal periods presented. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these interim consolidated financial statements pursuant to the SEC's rules and regulations, although the Company's management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial position, results of operations and cash flows for the interim periods disclosed herein are not necessarily indicative of future financial results. These interim condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10-KSB, as amended, for the fiscal year ended October 31, 2003.

Net Loss Per Share

Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the applicable fiscal period. At July 31, 2004 and 2003, the Company had outstanding commitments to issue preferred shares (See Note 10), outstanding debentures for which the holders have unilateral rights to convert the unpaid principal, and any accrued interest thereon, into common shares, and outstanding stock purchase warrants and options for which the holders have unilateral rights to exercise into common shares. However, as the effect of their inclusion would be anti-dilutive given the net losses reported herein, these potential additional common shares have been excluded from the computation of net loss per common share - diluted. Should the Company report net income in a future fiscal period, net income per common share -diluted will be separately computed and disclosed giving effect to the potential dilution that would result if the then committed and outstanding preferred shares and debentures were converted, and the then outstanding stock purchase warrants and options were exercised, into common shares. At July 31, 2004, an aggregate of 35.2 million additional common shares were potentially issuable pursuant to outstanding financial instruments that have fixed conversion and exercise prices. However, as the conversion and exercise prices of certain outstanding financial instruments will not be established until their respective conversion and exercise dates, if ever, the maximum aggregate amount of potentially issuable common shares as of July 31, 2004 is not currently determinable.

Segment Reporting

The Company's chief operating decision makers consist of members of senior management that work together to allocate resources to, and assess the performance of, the Company's business. Senior management currently manages the Company's business, assesses its performance, and allocates its resources as a single operating segment. To date, the Company's products and services have been principally marketed to customers residing within the United States of America. Net revenues realized from customers residing in other geographic markets were less than ten percent of consolidated net revenues for the interim fiscal periods reported herein.

Recently Issued Accounting Standards Not Yet Adopted

There are no accounting standards with pending adoptions that have any applicability to the Company.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES

4. RESTATEMENTS OF PREVIOUSLY REPORTED FISCAL 2004 INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been restated to correct two errors in the condensed consolidated financial statements that were included in the Company's Form 10-QSBs for the fiscal 2004 first and second quarters ended January 31, 2004 and April 30, 2004, respectively, as filed with the U.S. Securities and Exchange Commission ("SEC"). The details of these two restatements follow:

The first restatement pertains to the accounting previously applied by the Company's to its January 20, 2004 acquisition of Synosphere, LLC (See Note 5 for further details). As previously reported, certain acquired technology-related assets with an aggregate assigned fair value of $1,200,000 were initially capitalized and reflected as Patents and Technology on the Company's post-acquisition interim condensed consolidated balance sheets at January 31, 2004 and April 30, 2004. Subsequently, it was determined by the Company's management that the technological feasibility of these acquired assets had, in fact, not been sufficiently established prior to the acquisition date in order to justify their capitalization. As restated herein, these previously reported acquired assets have been eliminated from the Company's interim condensed consolidated balance sheet at July 31, 2004 and instead immediately expensed as acquired in-process research and development as now reflected in the Company's interim condensed consolidated statement of loss for the nine months ended July 31, 2004.

The second restatement pertains to the accounting previously applied by the Company to a multiple-item purchase order it had received via an intermediary sales agent from a major consumer electronics retailer. During its fiscal 2004 second quarter ended April 30, 2004, the Company recognized $356,940 in product sales pursuant to this purchase order upon the shipment of certain of the ordered items. Subsequently in July 2004, when the Company's management advised the intermediary sales agent of its inability to deliver one of the products requested in the purchase order (See Note 11), the sales agent correspondingly advised the Company's management that the retailer interpreted the terms of the purchase order to be, in effect, on an all-or-nothing basis, and, as a result, would return any unsold products. The sales agent further advised the Company's management that its underlying product procurement agreement with the retailer contained a non-performance provision that would result in the incurrence of a penalty for which it would seek full indemnification pursuant to its agreement with the Company. As restated herein, these previously reported product sales, and related cost of product sales and sales commissions, have been eliminated from the Company's interim condensed consolidated statement of loss for the nine months ended July 31, 2004 on the basis that all the prerequisite conditions for revenue recognition had not, in fact, been sufficiently satisfied during the Company's fiscal 2004 second quarter. Furthermore, the Company's interim condensed consolidated balance sheet at July 31, 2004, as presented herein, reflects the $160,000 in related inventory which is in the process of being physically returned by the retailer and a liability accrual for the related $100,000 non-performance penalty incurred by the sales agent for which the Company is required to provide indemnification. As the Company's management currently believes that it will be able to resell the products being returned, it has not established any related valuation allowance.

5.    ACQUISITION OF SYNOSPHERE, LLC

On January 20, 2004, the Company acquired all of the outstanding membership interests in Synosphere, LLC ("Synosphere"), a Texas limited liability company pursuing the development of certain handheld computer technologies, in exchange for 30.0 million shares of its common stock with an aggregate value of $1,200,000 based on the immediately preceding closing bid price of its common stock (See Note 4 for details regarding the related purchase accounting applied). A subsequent addendum to the acquisition agreement permitted certain of Synosphere's shareholders to elect to receive cash in lieu of common shares. The Company has issued 28,666,750 common shares and paid $18,833 in cash to Synosphere's former shareholders as of July 31, 2004. At July 31, 2004, the Company has reserved 862,417 common shares for potential issuance to Synosphere's remaining former

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
shareholders. The Company expects to issue the remaining shares or the cash equivalent in the first quarter of fiscal 2005.

6.     LICENSE AGREEMENT WITH VIRTUAL DEVICES, INC.

On July 20, 2004, the Company entered into a licensing agreement with Virtual Devices, Inc. ("VDI"), a Pennsylvania company which is the owner of various products, designs and patents relating to accessories for handheld computer technologies, allowing it to market VDI's products. The agreement required the Company to make an initial cash payment of $300,000, which has been paid, and further requires, subject to the prior agreement in an written addendum of certain performance criteria, the Company to make two $250,000 payments on or before September 20, 2004 and November 20, 2004, respectively. As the Company and VDI are continuing to negotiate such performance criteria, the September 20, 2004 payment has been postponed. During the three-year term of the agreement, the Company will also be required, at its election, to either provide VDI with $200,000 to fund engineering and project management services or directly provide VDI with in-kind equivalent services. In the absence of a written termination election by either party, the above agreement will automatically renew annually.

7.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                                                JULY 31,          OCTOBER 31,
                                                                                  2004               2003
                                                                              -----------------   ---------------

         Accrued wages, benefits and payroll taxes............................$       563,009     $    915,040
         Accrued interest.....................................................       406,676           741,398
         Accrued officer bonuses..............................................             -           578,000
         Accrued other employee bonuses.......................................       125,000                 -
         Accrued vendor penalty...............................................       100,000                 -
         Accrued sales commissions and vendor royalties.......................        52,016            53,445
         Taxes ...............................................................        19,028            19,028
         Accrued customer deposits............................................         7,625                 -
                                                                              -----------------   ---------------
         Total accrued liabilities............................................$    1,273,354      $  2,306,911
                                                                              =================   ===============

The Company remains liable to the U.S. Internal Revenue Service ("IRS") for approximately $65,000 in unpaid payroll taxes, and subsequently assessed interest, for certain periods through its first quarter of 1999. The Company has continued to accrue for this liability in its consolidated financial statements. It is management's intention to seek a reduced settlement of this liability with the IRS, if and when, the Company has surplus working capital allowing it to timely honor any such settlement. As of July 31, 2004, the IRS had not yet assessed, nor has the Company accrued for, any related penalties.

8.       ADVANCES FROM OFFICERS

The officers of the Company advanced $213,000 to the Company in May and July 2004. Approximately $100,000 was repaid to an officer in June 2004. The advances are non-interest bearing and are payable on demand.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES

9.       CONVERTIBLE DEBENTURES

The Company's outstanding convertible debentures consist of the following:

                                                                                    JULY 31,
                                                                                      2004
                                                                                ----------------
         KCM, LLC.    .....................................................     $    1,150,817
         Laurus Master Fund, Ltd...........................................            262,858
                                                                                ----------------
         Total debentures outstanding......................................     $    1,413,675
         Current maturities................................................     $    1,413.675
                                                                                ----------------
         Non-current maturities............................................     $            -
                                                                                ================

During the nine-month period ended July 31, 2004, the Company issued 1,379,530,624 shares of its common stock in conversion of $2,602,162 in principal and $495,135 of accrued interest, net of $26,250 in costs and $197,017 in gains on settlement of the conversion.

In August 2004, the Company issued 100 million shares in conversion of $550,000 in principal ($450,000 to KCM, LLC and $100,000 to Lauras Master Fund, Ltd.) and $110,000 of accrued interest.

The remaining convertible debentures were due on October 31, 2003. The holders have made no demand for payment.

10.      STOCKHOLDERS DEFICIT

Preferred Stock Committed for Issuance

On December 20, 2001, the Company's Board of Directors authorized the issuance of 3,500,000 shares of preferred stock to one former director in satisfaction of a retention incentive and three officers (including one former officer) in satisfaction of annual bonuses and retention incentives. These preferred shares have been reserved although not yet issued. If and when issued, each of these preferred shares will immediately entitle the holder to cast votes equivalent to one-hundred common shares, or, at their election, to subsequently convert each preferred share into ten common shares. The Board of Directors has not yet designated any other rights to these preferred shares, including, but not limited to, dividend and liquidation rights.

Common Stock Held in Escrow

Options valued at $4,450,000 to purchase 100 million shares of common stock (at a 50% discount from market, as defined) were issued to Pangea Investments GmbH (parent company of Enterprise Capital AG) on January 28, 2004 for consulting and acquisition services in Europe and Israel. Such services include, but are not limited to, development of a business plan for marketing existing products in Europe and Israel and identifying new products and technologies that could be added to the existing product line. In addition, Pangea would assist in the negotiation and financing of new products and technologies acquired. Pursuant to the option agreement, the Company transferred 100 million shares of its common stock into an escrow account pending payment of the aggregate $1.5 million exercise price. Through June 4, 2004, 15 million shares were issued upon receipt of $75,000 and the application of $175,000 to the Deposit for the Virtual Keyboard product (see Note 11). Subsequently, on June 23, 2004, the Company cancelled the above stock option in light of non-performance of the required consulting services and requested that the escrow agent return the above common shares. The shares are in the process of being returned to the Company.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES

In addition, options to purchase 5 million shares of common stock are being held in escrow pursuant to an option agreement with a consultant.

The balance in the Note Receivable classified in the Stockholders' Equity represents the balance due on the options held in escrow.

Common Stock Issued for Services Received and in Settlement of Liabilities

During the three months ended July 31, 2004, the Company issued shares of its common stock for services received and in settlement of liabilities as follows:

o On May 4, 2004, the Company issued 1,428,571 shares of its common stock with an assigned aggregate fair market value of $50,000 to an unrelated attorney for legal services rendered.

o During May and June 2004, the Company issued 4,500,000 shares of its common stock with an assigned aggregate fair market value of $80,000 to an unrelated attorney for legal services rendered.

o During May and June 2004, the Company issued 1,960,783 shares of its common stock with an assigned aggregate fair market value of $10,140 to unrelated individuals for various services rendered.

o During May and June 2004, the Company issued 3,000,000 shares of its common stock with an assigned aggregate fair market value of $30,000 to two unrelated individuals in retention of SEC filing services over the subsequent twelve-month period.

o During May and June 2004, the Company issued 5,870,275 shares of its common stock with an assigned aggregate fair market value of $65,072 to an unrelated individual in retention of a 2 year facilities lease for the acquired Synosphere operations (see Note 16).

Common Stock Issued to Officers and Other Employees as Bonuses

During the three months ended July 31, 2004, the Company issued shares of its common stock to officers and other employees as bonuses as follows:

o During May 2004, the Company issued 8,447,278 shares of its common stock with an assigned fair market value of $375,000 to officers of its wholly-owned subsidiary, Synosphere in accordance with their respective employment contracts.

o During June 2004, the Company issued 1,234,267 shares of its common stock with an assigned aggregate fair market value of $44,000 as signing bonuses to new employees of Synosphere.

Stock Options and Warrants

              During May 2004, the Company granted options valued at $492,000 (using the Black-Sholes stock option pricing model) to purchase 40,000,000 shares of common stock (at a 7.5% discount from market, as defined) to Steven Green for financial management, business management and business optimization through mergers and acquisitions. These consulting services are offered for a term of three years. Options to purchase 35,000,000 shares were exercised in May 2004 resulting in the receipt of approximately $345,000. The remaining 5,000,000 shares were deposited into an escrow account (see Common Stock Held in Escrow above). Based on the uncertainty of any future value of these agreements, the Company expensed the value of the options in the three months ended July 31, 2004.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES

11.      WRITE-OFF OF DEPOSIT AND ASSET IMPAIRMENT

Deposit
During its fiscal second quarter ended April 30, 2004, the Company advanced a $400,000 deposit (consisting of $225,000 in cash and the application of $175,000 from the exercise of an option- see Note 10) to Enterprise Capital AG ("Enterprise") pursuant to an initial purchase order for virtual keyboards. When Enterprise subsequently failed to perform, the Company's management filed a lawsuit in Israel against Enterprise, ultimately resulting in the Company formally terminating its relationship with Enterprise on June 23, 2004. At such time, the Company requested Enterprise immediately refund the above deposit. Nevertheless, as it has been unsuccessful in its subsequent efforts to recover this deposit and significant uncertainties remain, the Company wrote-off the entire deposit as unrealizable as of July 31, 2004. The Company is continuing to pursue the recovery of this deposit through its legal counsel in Israel.

Asset Impairment
During the three months ended July 2004, the Company was served with a lawsuit by Ttools, Inc. alleging breach of contract. The Company has equipment and intellectual property rights associated with the Ttools product line amounting to $52,281 at July 31, 2004. Based on this lawsuit, the Company has determined that the remaining asset value has become impaired and has written-off the balance at July 31, 2004 (see Note 14).

12.   INTEREST AND MISCELLANEOUS INCOME

Interest and miscellaneous income consist of the following:

                                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                                       JULY 31,        JULY 31,       JULY 31,        JULY
                                                         2004            2003           2004            31,
                                                                                                        2003
                                                      ------------     -----------    ----------      ----------
   Gains on settlements of vendor obligations ........$        -       $    11,960             -      $   12,769
   Gains on settlements of debenture obligations .....         -                 -       197,017               -
   Other miscellaneous income.........................     3,049               487        29,770             490
                                                      ------------     -----------    ----------      ----------
   Total interest and miscellaneous income............$    3,049       $    12,447    $   226,787     $    13,259
                                                      ============     ===========    ==========      ==========

During the period, the Company renegotiated their debenture balances with the AJW Entities. As a result of the negotiation, the AJW entities converted in full the debenture balances which resulted in the cancellation of approximately $197,017 in principal and interest. The cancellation has been recorded as income in the Statement of Operations for the three-month period ended July 31, 2004.

13.   INTEREST AND FINANCING EXPENSES

Interest and financing expenses consist of the following:

                                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                                       JULY 31,        JULY 31,       JULY 31,        JULY 31,
                                                         2004            2003           2004            2003
                                                      ------------     -----------    ----------      ----------
   Interest expense.................................. $   30,432       $    95,909    $  172,093      $  261,422
   Beneficial conversion features of
     debentures issued...............................          -           393,938             -      1,379,077
                                                      ------------     -----------    ----------      ----------
   Total interest and financing expenses............. $    0,432       $   489,847    $  172,093      $ 1,640,499
                                                      ============     ===========    ==========      ==========

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES

14.   COMMITMENTS AND CONTINGENCIES

Legal and Administrative Proceedings

The Company, including its subsidiaries, is periodically involved in litigation and administrative proceedings primarily arising in the normal course of its business. In the opinion of management, the Company's gross liability, if any, and without any consideration given to the availability of indemnification or insurance coverage, under any pending or existing litigation or administrative proceedings would not materially affect its financial position, results of operations or cash flows.

On May 13, 2004, Ttools, LLC filed a complaint against iBiz in the Superior Court of Rhode Island. The complaint alleges breach of contract, conversion, and unjust enrichment. The plaintiff is seeking damages in the amount of $70,558, plus interest and legal fees. Management believes that the case is without merit and does not believe that the ultimate outcome will have a material impact on the consolidated financial statements.

SEC Investigation

The SEC has commenced a formal investigation into certain specific matters that may constitute potential violations by the Company, and/or its officers, directors, employees, and others, of the federal securities laws. The Company and its officials are fully cooperating with the SEC during its formal investigation. The Company will publicly disclose the specific nature of any resulting SEC allegation(s) if and when they become known, subject to any SEC mandated confidentiality and as permitted by applicable federal securities laws.

Lease Commitment

The Company's wholly-owned subsidiary, Synosphere, entered into an operating lease for its facility in Austin, Texas. The lease agreement has a term of 2 years beginning August 1, 2004 and requires monthly payments of approximately $2,500.

15.     CANCELLATION OF PREVIOUSLY PROPOSED SPIN-OFF OF IBIZ, INC.

The Company continues to conduct substantially all of its operations through iBIZ, Inc., a wholly-owned subsidiary. On July 20, 2003, the Company's Board of Directors and a majority of its stockholders approved a proposed spin-off of iBIZ, Inc. as a stand-alone, separately-reporting public company. The proposed spin-off of iBIZ, Inc. was intended to facilitate a contemplated, although not legally consummated, transaction pursued with Enterprise Capital AG ("Enterprise"), an investment banking firm headquartered in Switzerland. Prior to any legal consummation of the contemplated transaction with Enterprise, all of the then assets and liabilities of iBIZ, Inc. would have reverted back to the Company. As a result, iBIZ, Inc. would, in effect, have become a legal public shell company. In September, the Company abandoned its efforts to spin-off iBIZ, Inc. due to problems encountered with Enterprise (see Notes 10 and 11).

16.     SUBSEQUENT EVENT

Subsequent to July 31, 2004, the shares issued for the 2 year lease on Synosphere's Austin, Texas facility were cancelled and returned to the Company (see Notes 10 and 14).

 ITEM 2.  OUR MANAGEMENT'S DISCUSSION AND ANALYSIS


   The following discussion includes certain forward-looking statements within the meaning of the safe harbor protections of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that include words such as "believe," "expect," "should," intend," "may," "anticipate," "likely," "contingent," "could," "may," or other future-oriented statements, are forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding our business plans, strategies and objectives, and, in particular, statements referring to our expectations regarding our ability to continue as a going concern, generate increased market awareness of, and demand for, our current products, realize profitability and positive cash flow, and timely obtain required financing. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. The forward-looking statements are based on our current expectations and what we believe are reasonable assumptions given our knowledge of the markets; however, our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors, within and beyond our control, that could cause or contribute to such differences include, among others, the following: those associated with our marketing of a relatively new PDA accessories for consumers in an evolving marketplace, consumer preferences, perceptions and receptiveness with respect to our PDA accessories, our critical capital raising efforts in an uncertain and volatile economical environment, our ability to maintain an existing relationships with critical customers and vendors, including related licensing and marketing arrangements, our cash-preservation and cost-containment efforts, our ability to retain key management personnel, our relative inexperience with advertising, our competition and the potential impact of technological advancements thereon, the impact of changing economic, political, and geo-political environments on our business, as well as those factors discussed elsewhere in this Form 10-QSB and in "Item 1 - Our Business," "Item 6 - Our Management's Discussion and Analysis," particularly the discussion under "Risk Factors - Substantial Doubt as to our Ability to Continue as a Going Concern" and elsewhere in our most recent Form 10-KSB for our fiscal year ended October 31, 2003, as amended, filed with the United States Securities and Exchange Commission. Readers are urged to carefully review and consider the various disclosures made by us in this report, in the aforementioned Form 10-KSB, as amended, and those detailed from time to time in our reports and filings with the United States Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that are likely to affect our business.

Our fiscal year ends on October 31. References to a fiscal year refer to the calendar year in which such fiscal year ends.


                                  INTRODUCTION

We are a marketer and distributor of various accessories primarily intended for use with PDAs. Our current line of products principally consists of over eighty individual accessories for a wide array of PDAs. These accessories range in complexity and price from simple connector cables with suggested retail prices starting at $9.99 at the low end to our multi-faceted XELA Keyboard with a suggested retail price of $69.99 at the high end. However, during the three and nine months ended July 31, 2004 and 2003, and as reported herein, our product sales revenues were substantially attributable to the following principal products (See Item 1. Our Business - Our Principal Products in our most recently filed Form 10-KSB for the fiscal year ended October 31, 2003, as amended, for further details):

DATA INPUT DEVICES:

o Our Keysync Keyboard - We introduced our Keysync Keyboard to the consumer marketplace in November 1998 as a more practicable and user-friendly alternative to the traditional PDA stylus for inputting significant amounts of data. Our Keysync Keyboard has a suggested retail price of $69.00.

o Our XELA Keyboard - We introduced our XELA Keyboard to the consumer marketplace in March 2003 as another more practicable and user-friendly alternative to the traditional PDA stylus for inputting significant amounts of data. Our XELA Keyboard has a suggested retail price of $69.00.

POWER DEVICES:

o Our Travel Kits - We introduced our first Travel Kit to the consumer marketplace in March 2002. We currently offer fifteen such Travel Kits to accommodate a wide array of PDAs. Each of our Travel Kits includes an AC charger, a 12-volt automobile adapter/charger, a USB charging cable, and a synchronization cable. Our Travel Kits have a suggested retail price of $39.99.


ENTERTAINMENT DEVICES:

o Our pocketRADIO - We introduced our pocketRADIO to the consumer marketplace in October 2003. Our pocketRADIO is a FM Stereo card that allows a PDA user to listen to FM Stereo while simultaneously running other programs. Our pocketRADIO have a suggested retail price of $49.99.


With the exception of the free technical support services we provide as part of the one year parts and labor warranty that accompanies each of our products, the only other services we performed during the fiscal periods reported herein were pursuant to maintenance agreements associated with our technical servicing and support of computer terminals and printers for financial institutions, which business we no longer actively market or pursue. Our maintenance service revenues, which constituted 6.5% of our total consolidated revenues for the fiscal year ended October 31, 2003, will continue to decrease in future fiscal years.


                       OUR RECENT SIGNIFICANT DEVELOPMENTS

         There are no recent significant developments.

                        OUR CRITICAL ACCOUNTING POLICIES

The following discussions of our consolidated results of operations and financial condition, including our liquidity and capital resources, are based upon our consolidated financial statements as included elsewhere in this filing. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts and timing of revenue and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. Our actual results have differed, and will likely continue to differ, to some extent from our initial estimates and assumptions. We currently believe that the following significant accounting policies entail making particularly difficult, subjective or complex judgments of inherently uncertain matters that, given any reasonably possible variance therein, would make such policies particularly critical to a materially accurate portrayal of our historical or reasonably foreseeable financial condition or results of operations:

         o Revenue Recognition for Product Sales and Related Allowances for Sales Returns and Rebates. In accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," we recognize a product sale, including related shipping and handling income, and the cost of the sale, upon product shipment provided that all material risks and rewards of ownership are concurrently transferred from us to our customer, the price is fixed or readily determinable, collection of the related receivable by us is reasonably assured, and we are able to reliably estimate appropriate allowances for probable sales returns and rebates based on our relevant historical experience and future expectations. We unconditionally accept product returns during the initial thirty days following the date of sale. We periodically offer promotional rebates of a limited duration, typically one week, on certain product sales, for which we outsource the processing and tracking of related customer submissions. The periodic provisions made by us to establish and maintain appropriate allowances for sales returns and rebates are charged to our results of operations via offsets to our gross product sales. Actual sales returns and rebates realized by us are charged against the related allowances with any favorable or unfavorable experience, as compared to our preceding estimates, having a correspondingly impact on our results of operations.

         o Accounts Receivable and Related Allowance for Doubtful Accounts. In addition to corresponding reductions made for the allowances for sales returns and rebates, as discussed above, we further reduce our consolidated accounts receivable by an appropriate allowance for accounts where doubt exists in our opinion, based on known specifics or the passage of time, as to their ultimate collectability. We routinely offer our customers payment terms that range from 30 to 60 days. We do not access interest on, nor do we require any securing collateral of, past due customer balances. The periodic provisions made by us to establish and maintain an appropriate allowance for doubtful accounts are charged to our results of operations via increases to our selling, general and administrative expenses. Actual collection experience realized by us on previously designated doubtful accounts, including final determinations of uncollectability, is charged against the allowance for doubtful accounts with any favorable or unfavorable experience, as compared to our preceding estimates, having a correspondingly impact on our results of operations.

         o Inventories. Our consolidated inventories, which consist solely of finished products available for sale, are stated at the lower of average cost or market, reduced by an appropriate allowance estimated by us for probable obsolescence. We record an allowance for obsolescence based on our historical experience and future expectations. The periodic provisions made by us to establish and maintain an appropriate allowance for obsolescence are charged to our results of operations via increases to our cost of goods sold. Actual disposition experience realized by us on previously designated obsolete inventory is charged against the allowance for obsolescence with any favorable or unfavorable experience, as compared to our preceding estimates, having a corresponding impact our its results of operations.

         o Impairment of Long-Lived Assets. We evaluate, on at least a quarterly basis, each of our long-lived assets for impairment by comparing our then estimate of its related future cash flows, on an undiscounted basis, to its net book value. If impairment is indicated, we reduce the net book value of the asset to an amount equal to our estimate of related future cash flows, on an appropriately discounted basis, with a corresponding impairment charge to our results of operations.

         o Convertible Debt Securities. We have periodically issued debentures that have non-detachable conversion features. In those instances where the stated conversion price reflects a discount from the then prevailing market price for our common stock, we make, at the date of the debenture issuance, an estimate as to the fair value of this beneficial conversion feature. The value assigned to the beneficial conversion feature is then immediately recognized in our results of operations via an interest/financing charge with a corresponding incremental credit to additional paid-in capital.

                    OUR CONSOLIDATED RESULTS OF OPERATIONS

Our consolidated total revenues for the three months ended July 31, 2004 ("fiscal 2004 third quarter") were $79,407, a decrease of $67,038, or 46%, as compared to $146,445 for the three months ended July 31, 2003 ("fiscal 2003 third quarter"). Our consolidated total revenues for the nine months ended July 31, 2004 ("fiscal 2004 nine month period") were $322,223, an increase of $39,831, or 14%, as compared to $282,392 for the nine months ended July 31, 2003 ("fiscal 2003 nine month period"). Our product sales constituted 97% and 94% of our consolidated total revenues for the fiscal 2004 third quarter and nine month period, respectively, as compared to 93% and 90% of our consolidated total revenues for the fiscal 2003 third quarter and nine month period, respectively. Our maintenance revenues, which constituted the balance of our consolidated total revenues for each respective fiscal period, will continue to decrease in future fiscal periods as we no longer actively market or pursue maintenance services.

Our product sales were $77,116 for the fiscal 2004 third quarter, a decrease of $59,475, or 44%, as compared to $136,591 in product sales for the fiscal 2003 third quarter. Our product sales were $301,765 for the fiscal 2004 nine month period, an increase of $46,816, or 18%, as compared to $254,949 in product sales for the fiscal 2003 nine month period. We substantially attribute the preceding increase to sales of our pocketRADIOs, which we began shipping to customers in late October 2002. Although to a significantly lesser extent, we also realized incremental fiscal 2003 product sales from our XELA Keyboard, which we began shipping to customers in March 2003. Partially offsetting the preceding product sales increases principally were sales decreases of varying degrees realized in our accessories for non-PDA hand-held computing devices, the marketing of which we continue to de-emphasize as we focus our currently limited operating and financial resources on the PDA accessories marketplace. We also realized a significant decrease in sales of our Keysync Keyboard which we primarily attribute to the introduction of competing products into the marketplace. Sales of our Travel Kits also decreased slightly, which we believe generally corresponded to the overall softening of sales realized by the underlying PDA manufacturers. Variances in the average prices realized by us on products in existence during both fiscal periods did not have a significant impact, favorably or unfavorably, on the overall net increase in our product sales for fiscal 2004. It must be noted that, absent significant contributions from the introduction of new products, our future revenues will be materially dependent upon sales of our pocketRADIOs and, to a significantly lesser extent, our Travel Kits and XELA Keyboard.

We incurred consolidated gross losses of $39,276 and $76,101 for the fiscal 2004 third quarter and nine month period, respectively, and consolidated gross losses of $23,531 and $36,201 for the fiscal 2003 third quarter and nine month period, respectively. In turn, these consolidated gross losses equated to negative gross margins of 49% and 24% for the fiscal 2004 third quarter and nine month period, respectively, and negative gross margins of 16% and 13% for the fiscal 2003 third quarter and nine month period, respectively. Our fiscal 2004 consolidated gross losses and negative gross margins were attributable to gross losses of $17,547 and $59,563, and resulting negative gross margins of 23% and 20%, on our product sales during the fiscal 2004 third quarter and nine month period, respectively. Similarly, Our fiscal 2003 consolidated gross losses and negative gross margins were attributable to gross losses of $32,079 and $60,085, and resulting negative gross margins of 23% and 24%, on our product sales during the fiscal 2003 third quarter and nine month period, respectively. We principally attribute the preceding gross losses and negative gross margins on our product sales during each of the above fiscal periods to our inability, given our continuing modest amount of product sales, to leverage our allocable direct labor and, to a lesser extent, overhead.

Our consolidated total operating expenses were $2,163,642 for the fiscal 2004 third quarter, an increase of $1,310,478, or 154%, from the $853,164 incurred during the fiscal 2003 third quarter. Our consolidated total operating expenses were $11,165,418 for the fiscal 2004 nine month period, an increase of $9,408,781, or 536%, from the $1,756,617 incurred during the fiscal 2003 nine month period.

Our consolidated selling, general and administrative ("SG&A") expenses were $964,135 for the fiscal 2004 third quarter, an increase of $515,796, or 115%, from the $448,339 incurred during the fiscal 2003 third quarter. Our consolidated SG&A expenses were $2,283,799 for the fiscal 2004 nine month period, an increase of $1,078,117, or 89%, from the $1,205,682 incurred during the fiscal 2003 nine month period. We incurred substantial dollar and percentage increases in our advertsing expenses and travel expenses as a result of marketing activities associated with the introductions of our pocketRADIOs and XELA Keyboards, and in our sales expenses as a result of our transitioning to incrementally more expensive, yet more variable in nature, external commissioned field sales representatives. We also experienced substantial percentage increases in our consulting and legal fees as we continue to pay consultants and attorneys with common stock in order to reduce cash outlays . The expenses for consultants and attorneys have increased as a result of our efforts to expand our business and search for new opportunities.

During our fiscal 2004 third quarter, we recognized a $100,000 non-performance penalty incurred by our sales agent for which the Company is required to provide indemnification. This penalty relates to the inability to deliver one of the products requested in the purchase order from a major retailer. (See Note 4 of our July 31, 2004 financial statements.)

Our consolidated research and development ("R&D") expenses were $164,226 and $260,152 for the fiscal 2004 third quarter and for the fiscal 2004 nine month period, respectively. These research and development costs are directly related to the acquisition of Synosphere and their continuing efforts to develop new products for introduction in the the PDA marketplace.

During its fiscal second quarter ended April 30, 2004, the Company advanced a $400,000 deposit (consisting of $225,000 in cash and the application of $175,000 from the exercise of an option- see Note 10) to Enterprise Capital AG ("Enterprise") pursuant to an initial purchase order for virtual keyboards. When Enterprise subsequently failed to perform, the Company's management filed a lawsuit in Israel against Enterprise, ultimately resulting in the Company formally terminating its relationship with Enterprise on June 23, 2004. At such time, the Company requested Enterprise immediately refund the above deposit. Nevertheless, as it has been unsuccessful in its subsequent efforts to recover this deposit and significant uncertainties remain, the Company wrote-off the entire deposit as unrealizable as of July 31, 2004.

During the three months ended July 2004, the Company was served with a lawsuit by Ttools, Inc. alleging breach of contract. The Company has equipment and intellectual property rights associated with the Ttools product line amounting to $52,281 at July 31, 2004. Based on this lawsuit, the Company has determined that the remaining asset value has become impaired and has written-off the balance at July 31, 2004 (see Note 14).

             We have incurred substantial costs relating to Consulting fees during the quarter and nine months ended July 31, 2004. We entered into several consulting contracts for business and management services for various terms. The options were granted to consultants at a discount from market and based on the uncertainty of any future value of these agreements; the Company expensed the value of the options in the period granted. We used the Black Scholles pricing model, which resulted in a charge to operations totaling $583,000 and $6,969,186 during the quarter and none months ended July 31, 2004, respectively.

Our resulting losses from operations for the fiscal 2004 third quarter and nine month period fiscal 2003 were $2,202,918 and $11,241,519, respectively. The preceding compares to losses from operations for the fiscal 2003 third quarter and nine month period fiscal 2003 of $876,695and $1,792,818, respectively.

Our non-operating other income and expenses primarily consist of interest expense, including non-cash charges attributable to the non-detachable beneficial conversion feature of newly issued debentures, and, to a significantly lesser extent, gains on settlements of obligations to vendors and miscellaneous other income. Our interest expense was $30,432 for the fiscal 2004 third quarter, a decrease of $459,415, or 94%, from the $489,847 incurred during the fiscal 2003 third quarter. Our interest expense was $172,093 for the fiscal 2004 nine month period, a decrease of $1,468,406, or 90%, from the $1,640,499 incurred during the fiscal 2003 nine month period. This decrease is due to $393,938 and $1,379,077 of beneficial conversion features of debentures issued during the three and nine months of fiscal 2003, respectively. These charges were not repeated during fiscal 2004. During the fiscal 2004 nine month period we realized non-cash aggregate gains of $197,017 on settlements of debenture obligations. The balance of our non-operating income and expenses items, including interest income, were inconsequential to our consolidated results of operations.

Primarily as a result of the foregoing, we incurred losses of $2,230,301 ($0.00) per basic and diluted share) and $11,186,825 ($0.00) per basic and diluted share) for the fiscal 2004 third quarter and nine month period, respectively. The preceding compares to losses of $1,354,095 ($0.00) per basic and diluted share) and $3,420,058 ($0.02) per basic and diluted share) for the fiscal 2003 third quarter and nine month period, respectively.

Our future ability to achieve profitability in any given future fiscal period remains highly contingent upon our realizing significantly increased product sales sufficient to leverage our non-variable, likely to be recurring expenses. For instance, our ability to achieve gross profits and positive gross margins in any given future fiscal period remains highly contingent upon us being able to leverage through significant incremental product sales the significant non-variable direct labor and overhead components of our costs of goods sold. Similarly, our ability to realize income from operations is further dependent upon our ability to additionally leverage through significant incremental sales our SG&A expenses, the majority of which currently are non-variable and recurring in nature. To the extent that we incur other less frequent or non-recurring operating expenses, as in fiscal 2004, we will require additional incremental product sales in order to leverage them. Lastly, our ability to realize net income and net income per common share remains highly contingent upon us being able to leverage through incremental product sales any significant net non-operating expenses, such as charges for the beneficial conversion features of any issued debentures and our interest expense on any outstanding debt. Correspondingly, our ability to realize significant incremental product sales in any given future fiscal period remains highly contingent upon us obtaining significant equity infusions and/or long-term debt financing sufficient to fund the increased and sustained campaign of marketing and advertising activities we believe necessary to build broad consumer awareness of, and demand for, our PDA accessories. Even if we were to be successful in procuring such funding, there can be no assurance that we will be successful in our marketing and advertising efforts, and that we will subsequently realize the significant incremental product sales we require.


                OUR CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES

Overview

We have historically sustained our operations through an ongoing combination of trade credit arrangements, short-term financings, and debt and equity issuances. As our working capital requirements generally precede the realization of product sales and related accounts receivable, we routinely draw upon our existing cash and cash equivalent balances and seek short and long-term financing to fund our procurement of inventory. We currently have no established credit facilities in place for future borrowings.

During the course of transitioning our company over the last several years from our discontinued computer service businesses to our current business of marketing and distributing various accessories primarily intended for use with PDAs, we have incurred substantial operating and net losses, as well as negative operating cash flows. As of our fiscal quarter ended July 31, 2004, our working capital deficit was $2,797,058 and our stockholders' deficit was $2,341,702. Such reflects a decrease from our preceding fiscal year ended October 31, 2003 when our working capital deficit was $6,093,514 and our stockholders' deficit was $6,716,685. We had a nominal unrestricted cash balance of only $5,811 at July 31, 2004, as compared to $2,140 at October 31, 2003.

We had outstanding convertible debentures with an aggregate principal face amount of $1,413,675 at July 31, 2004, of which $1,413,675 was to become due and payable during our fiscal year ending October 31, 2004. During August 2004, debentures totaling $550,000 were converted into common stock. We had outstanding convertible debentures with an aggregate principal face amount of $4,015,837 at October 31, 2003, of which $3,265,837 and $750,000 was to become due and payable during our fiscal years ending October 31, 2004 and 2005, respectively.

Our Consolidated Cash Flows

Our operating activities utilized $2,202,529 in cash during the fiscal 2004 nine month period, an increase of $1,528,136, or 227%, from the $674,393 in cash utilized during the fiscal 2003 nine month period. Our increased utilization substantially reflects a $6,781,551, or 294%, net increase in our non-cash charges, being substantially offset by the $7,714,486 increase in our net loss. The most significant reductions in our non-cash charges were a $1,379,077 reduction in the charges associated with the beneficial conversion features of issued convertible debentures. This reduction is offset by increases of $1,200,000 and $6,969,186 in our non-cash acquisition of in-process research and development and services rendered in exchange for common stock options, respectively. Partially offsetting these non-cash charge items were a $50,215 decrease in accounts receivable, a $209,044 increase in inventories and an $18,603 decrease in accounts payable.

Our investing activities used a total of $321,299 during the fiscal 2004 nine month period to fund the acquisition of Synoshere in the amount of $18,833, the investment in Virtual Devices, $300,000 and the additional patent costs incurred of $2,466. There was no cash used in investing activities during the fiscal 2003 nine month period.

Our financing activities provided $2,527,499 in cash during the fiscal 2004 third quarter, an increase of $1,854,054, or 275%, from the $673,445 in cash provided by financing activities during the fiscal 2003 nine month period. Our fiscal 2004 nine month period reflects cash inflows primarily from our issuances of common stock options, and, to a significantly lesser extent, the cash we received from officer loans. The preceding cash inflows were slightly offset by the cash outflows related to principal repayments made on outstanding notes payable. In contrast, our fiscal 2003 nine month period 2003 primarily reflects lower cash inflows from our issuances of convertible debentures. Such were slightly offset by the cash outflows related to principal repayments made on outstanding notes payable and the restricted cash equivalent.



Our Planned Capital Expenditures

We had no significant planned capital expenditures, budgeted or otherwise, as of July 31, 2004.


                                OUR OTHER MATTERS

Quantitative and Qualitative Disclosures About Market Risk

We currently are not materially exposed to financial market risks from changes in short or long-term interest rates as substantially all of our financial instruments, and most notably our remaining outstanding debentures, have fixed rates of interest. However, should we be successful in procuring the significant additional funding we currently seek and if such funding were to be substantially in the form of debt with variable rates of interest, then our exposure to these market risks would increase, possibly significantly.

We currently are not materially exposed to currency market risks as substantially all of our business dealings, and most notably our purchases of inventory from overseas vendors, are denominated in U.S. dollars. However, should we in the future enter into significant contracts denominated in non-U.S. dollar currencies, then our exposure to these currency market risks would increase, possibly significantly.

We have not used, and currently do not contemplate using, any derivative financial instruments.

Our Legal Contingencies

We as a company, including our subsidiary, are periodically involved in litigation and administrative proceedings primarily arising in the normal course of our business. In our opinion, our gross liability, if any, and without any consideration given to the availability of indemnification or insurance coverage, under any pending or existing incidental litigation or administrative proceedings would not materially affect our financial position, results of operations or cash flows over and beyond any acknowledged liability.

We remain liable to the U.S. Internal Revenue Service ("IRS") for approximately $65,000 in unpaid payroll taxes, and subsequently assessed interest, for certain periods through the first quarter of 1999. We have continued to accrue for this liability in our consolidated financial statements. It is our intention to seek a reduced settlement of this liability with the IRS if and when we have surplus working capital allowing us to timely honor any such settlement.

SEC Order of Formal Investigation

The SEC has commenced a formal investigation into certain specific matters that may constitute potential violations by the Company, and/or its officers, directors, employees, and others, of the federal securities laws. The Company and its officials are fully cooperating with the SEC during its formal investigation. The Company will publicly disclose the specific nature of any resulting SEC allegation(s) if and when they become known, subject to any SEC mandated confidentiality and as permitted by applicable federal securities laws.

Recently Issued Accounting Standards With Pending Adoptions

There currently are no recently issued accounting standards with pending adoptions that have any applicability to us.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation and Disclosure of Procedures. Regulations under the Securities and Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures" which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer, President and Acting Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, as of the Evaluation Date, our CEO, President and Acting CFO believe:

(i) that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and that such information is accumulated and communicated to our management, including the CEO, President and CFO, as appropriate to allow timely decisions regarding the required disclosure; and

(ii) that our disclosure controls and procedures are effective.

(b)  Changes in  Internal  Controls.  There were no  significant  changes in our
internal   controls  or,  to  our   knowledge,   in  other  factors  that  could
significantly affect our internal controls subsequent to the Evaluation Date.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Ttools, LLC vs. iBIZ Technology Corp.

               On May 13, 2004, Ttools, LLC filed a complaint against iBiz in the Superior Court of Rhode Island. The complaint alleges breach of contract, conversion, and unjust enrichment. The plaintiff is seeking damages in the amount of $70,558, plus interest and legal fees. Management believes that the case is without merit and does not believe that the ultimate outcome will have a material impact on the consolidated financial statements.


SEC Investigation

         The SEC has commenced a formal investigation into certain specific matters that may constitute potential violations by the Company, and/or its officers, directors, employees, and others, of the federal securities laws. The Company and its officials are fully cooperating with the SEC during its formal investigation. The Company will publicly disclose the specific nature of any resulting SEC allegation(s) if and when they become known, subject to any SEC mandated confidentiality and as permitted by applicable federal securities laws.

ITEM 2. CHANGES IN SECURITIES

         (C) RECENT SALES OF UNREGISTERED SECURITIES

         The securities described below represent securities of iBIZ sold by iBIZ during the six month period ended July 31, 2004, that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), all of which were issued by the Company pursuant to exemptions under the Securities Act. Underwriters were not involved in these transactions.

         PRIVATE PLACEMENTS OF COMMON STOCK AND WARRANTS FOR CASH

         None.

         SALES OF DEBT AND WARRANTS FOR CASH

         None

         OPTION GRANTS

              During May 2004, the Company granted options valued at $492,000 (using the Black-Sholes stock option pricing model) to purchase 40,000,000 shares of common stock (at a 7.5% discount from market, as defined) to Steven Green for financial management, business management and business optimization through mergers and acquisitions. These consulting services are offered for a term of three years. Options to purchase 35,000,000 shares were exercised in May 2004 resulting in the receipt of approximately $345,000. The remaining 5,000,000 shares were deposited into an escrow account.

         ISSUANCES OF STOCK FOR SERVICES OR IN SATISFACTION OF OBLIGATIONS

         On May 4, 2004, the Company issued 1,428,571 shares of its common stock with an assigned aggregate fair market value of $50,000 to an unrelated attorney for legal services rendered.

         During May and June 2004, the Company issued 4,500,000 shares of its common stock with an assigned aggregate fair market value of $80,000 to an unrelated attorney for legal services rendered.

         During May and June 2004, the Company issued 1,960,783 shares of its common stock with an assigned aggregate fair market value of $10,140 to unrelated individuals for various services rendered.

         During May and June 2004, the Company issued 3,000,000 shares of its common stock with an assigned aggregate fair market value of $30,000 to two unrelated individuals in retention of SEC filing services over the subsequent twelve-month period.

         During May and June 2004, the Company issued 5,870,275 shares of its common stock with an assigned aggregate fair market value of $65,072 to an unrelated individual in retention of a 2 year facilities lease for the acquired Synosphere operations.

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

DATED THIS 19TH DAY OF OCTOBER 2004

IBIZ TECHNOLOGY CORP.





By: /s/ KENNETH W. SCHILLING
---------------------------------------
Kenneth W. Schilling, CEO, President,
and acting CFO (principal accounting officer)