Form 10KSB/A
period 2003-10-31
IBIZ TECHNOLOGY CORP
filed 2004-12-02
CIK 1079893

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A7

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED OCTOBER 31, 2003.

                                   000-027619
                             Commission File Number


                              IBIZ TECHNOLOGY CORP.
                 ----------------------------------------------
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

                                     PART I

Certain disclosures in this Annual Report on Form 10-KSB, including the information incorporated by reference herein, include certain forward-looking statements within the meaning of the safe harbor protections of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that include words such as "believe," "expect," "should," intend," "may," "anticipate," "likely," "contingent," "could," "may," or other future-oriented statements, are forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding our business plans, strategies and objectives, and, in particular, statements referring to our expectations regarding our ability to market and sell PDA accessories, generate increased market awareness of, and demand for, our current products, realize profitability and positive cash flow, and timely obtain required financing. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. The forward-looking statements are based on our current expectations and what we believe are reasonable assumptions given our knowledge of the markets; however, our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors, within and beyond our control, that could cause or contribute to such differences include, among others, the following: those associated with our marketing of a relatively new PDA accessories for consumers in an evolving marketplace, consumer preferences, perceptions and receptiveness with respect to our PDA accessories, our critical capital raising efforts in an uncertain and volatile economical environment, our ability to maintain existing relationships with critical customers and vendors, including related licensing and marketing arrangements, our cash-preservation and cost-containment efforts, our ability to retain key management personnel, our relative inexperience with advertising, our competition and the potential impact of technological advancements thereon, the impact of changing economic, political, and geo-political environments on our business, as well as those factors discussed in "Item 1 - Our Business," and "Item 6 - Our Management's Discussion and Analysis," particularly the discussions under "Our Risks and Uncertainties," and elsewhere in this Form 10-KSB. Readers are urged to carefully review and consider the various disclosures made by us in this report and those detailed from time to time in our reports and filings with the United States Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that are likely to affect our business.

Our fiscal year ends on October 31. References to a fiscal year refer to the calendar year in which such fiscal year ends.

All trademarks and trade names used in this report are the property of their respective owners.


ITEM 1. OUR BUSINESS

                       GENERAL DESCRIPTION OF OUR BUSINESS

iBIZ Technology Corp. (hereinafter, "iBIZ Tech," "we," "us," or "our") is a marketer and distributor of various accessories primarily intended for use with Personal Digital Assistants. We continue to conduct substantially all of our operations through our wholly-owned subsidiary, iBIZ, Inc. (hereinafter, "iBIZ, Inc." or "our subsidiary").

We were incorporated in the State of Florida in April 1994, although our operations have been headquarted in the State of Arizona since November 1979. Since February 2002, all of our operations have been conducted from leased facilities located at 2238 West Lone Cactus, #200, Phoenix, Arizona 85021. We maintain a corporate website at www.ibizcorp.com and an e-commerce website at www.ibizpda.com, the content of neither of which is part of this report.


                       OUR RECENT SIGNIFICANT DEVELOPMENTS

Our Spin-Off of iBIZ, Inc. - On July 20, 2003, our Board of Directors and a majority of our stockholders approved a proposed spin-off of iBIZ, Inc. as a stand-alone, separately-reporting public company. The proposed spin-off of iBIZ, Inc. is intended to facilitate a currently contemplated, although not yet legally consummated, transaction being pursued with Enterprise Capital AG ("Enterprise"), an investment banking firm headquartered in Switzerland, as further described below. Prior to any legal consummation of the contemplated transaction with Enterprise, all of the then assets and liabilities of iBIZ, Inc. would revert back to us. As a result, iBIZ, Inc. would, in effect, become a legal public shell company. Shortly thereafter, it is contemplated that, through either an asset purchase or merger, iBIZ, Inc. would principally acquire two data input technologies being marketed to us by Enterprise, as further described below. As a result, the immediately subsequent assets and liabilities of iBIZ, Inc. would be solely those acquired and assumed, respectively, via our transaction with Enterprise. Our proposed spin-off of iBIZ, Inc. is merely intended to satisfy a transaction prerequisite of Enterprise that the two subject technologies be commercialized by a stand-alone, separately-reporting public company.

It currently is contemplated that the proposed spin-off of iBIZ, Inc. will be consummated via our pro rata issuance of iBIZ, Inc. common stock to our shareholders of record as of September 25, 2003. We currently estimate that the ratio of shares to be issued will result in our issuance of approximately 2.2 million non-restricted shares of iBIZ, Inc's. common stock to our shareholders. The actual distribution of the iBIZ, Inc. common shares is anticipated to occur shortly after we receive final approval from the U.S. Securities and Exchange Commission ("SEC") of our related Form 10 Registration Statement.

The first subject technology utilizes a laser to project a traditional full-sized keyboard onto any flat surface ("Virtual Laser Keyboard"). As a user types onto the laser projected virtual keyboard, the battery-powered laser emitting device, which approximates the size of a cigarette lighter standing on-end, analyzes what is being typed by the coordinates of the user's key strokes and transmits such data via infrared signals to a PDA or other mobile or hand-held computing and/or communication device. The second subject technology transmits a user's hand-writing in high resolution to a PDA or stationary, mobile or hand-held computing device ("E-Pen"). Enterprise has represented to us that it currently holds exclusive worldwide technology, manufacturing and marketing licenses to the Virtual Laser Keyboard and E-Pen technologies which were granted to them by the developers, VKB, Inc. and InMotion E-Pen LTD, respectively, with whom we have no existing business relationships or direct knowledge. Enterprise has additionally represented to us that the licenses it holds will be fully transferable or assignable to iBIZ, Inc. within the contemplated parameters of any consummated transaction. Enterprise has also furnished us with fully-operational working prototypes of the Virtual Laser Keyboard and E-Pen, our subsequent evaluations of which have been extremely favorable from a commercialization point of view. If the transaction with Enterprise is consummated, it is contemplated that Enterprise would procure and oversee all related manufacturing with iBIZ, Inc. providing all subsequent marketing and support.

It currently is contemplated that in exchange for transferring or assigning these two technologies to iBIZ, Inc. that Enterprise will receive 11.2 million shares of iBIZ, Inc.'s common stock. As a result, we currently estimate that immediately after any consummated transaction Enterprise would own approximately 83.3% of iBIZ, Inc.'s outstanding common shares. As a result of its controlling ownership position in iBIZ, Inc., Enterprise would be deemed the acquirer for accounting purposes with its historical financial statements becoming those of iBIZ, Inc. Immediately after any consummated transaction with Enterprise, it is contemplated that Kenneth W. Schilling, our Chairman, President and Chief Executive Officer, and Mark Perkins, our Executive Vice-President, will serve iBIZ, Inc. in corresponding capacities, with the possible exception of Chairman. Assuming a full-time schedule, Mssrs. Schilling and Perkins are anticipated to commit approximately 70% of their time to us and 30% of their time to iBIZ, Inc. However, as a result of its controlling ownership position in iBIZ, Inc., Enterprise would be able to at any time replace Mssrs. Schilling and Perkins, and, as a result, there can be no assurance that they would not do so. Additionally, it currently is contemplated that we and iBIZ, Inc. will shortly after the consummation of any transaction with Enterprise enter into two joint marketing agreements. Under the first such contemplated agreement, we would authorize iBIZ, Inc. to market its current products outside of North and South America in exchange for royalties. Under the second such contemplated agreement, iBIZ, Inc. would authorize us to market its products in North and South America in exchange for royalties. In contemplation of the transaction between iBIZ, Inc. and Enterprise being consummated, we have begun to accept non-binding customer orders on the behalf of iBIZ, Inc.

Despite the foregoing, it must be noted that the contemplated transaction between iBIZ, Inc. and Enterprise remains in the negotiation stage and subject to a number of uncertainties. As a result, there can be no assurance that such transaction will ultimately be consummated, or if consummated, that the ultimate form and terms of the transaction will be as currently contemplated. Should a transaction with Enterprise not be consummated, we may elect, absent another suitable transaction with another party, not to distribute the common shares of iBIZ, Inc. to our shareholders, which would result in iBIZ, Inc. remaining a consolidated wholly-owned subsidiary of ours.

Our Acquisition of Synosphere - On January 20, 2004, we acquired all of the outstanding membership interests in Synosphere, LLC ("Synosphere"), a Texas limited liability company pursuing the development of certain handheld computer technologies, in exchange for 30.0 million shares of our common stock. As the technological feasibility of each of the acquired technologies had yet to be fully established as of the acquisition date, the aggregate $1.2 million purchase price, based on the then prevailing market price of our common stock, will be immediately reflected within our results of operations for our forthcoming fiscal 2004 first quarter ending January 31, 2004.


                         OUR CURRENT PRINCIPAL PRODUCTS

Our current line of products principally consists of over eighty individual accessories for a wide array of PDAs. These accessories range in complexity and price from simple connector cables with suggested retail prices starting at $9.99 at the low end to our multi-faceted XELA Keyboard with a suggested retail price of $69.99 at the high end. However, during the fiscal years ended October 31, 2003 and 2002, as reported herein, our product sales revenues were substantially attributable to the following principal products:

DATA INPUT DEVICES:

     o Our Keysync Keyboard - We introduced our Keysync Keyboard to the consumer marketplace in November 1998 as a more practicable and user-friendly alternative to the traditional PDA stylus for inputting significant amounts of data. Our Keysync Keyboard's accompanying CD-ROM-based custom software drivers, which are loadable into a PDA via synchronization with a personal computer, make it compatible with a wide array of PDAs utilizing Windows or PALM (TM) operating systems. Our Keysync Keyboard resembles a smaller-scale version of a conventional computer keyboard and easily connects to a PDA either directly through a serial cable or indirectly through the PDA's synchronization cradle. Its durable, lightweight (approximately ten ounces) and compact design (approximately 10.5" long x 4.5" wide x 1.25" high) and independent power source (i.e., three AAA batteries, which are included) make it suitable for use both in a stationary workstation setting and in a temporary mobile work setting. Our Keysync Keyboard has a suggested retail price of $69.00 and a one-year parts and labor warranty, which includes unlimited technical support via our toll-free telephone number and websites.

     o Our XELA Keyboard - We introduced our XELA Keyboard to the consumer marketplace in March 2003 as another more practicable and user-friendly alternative to the traditional PDA stylus for inputting significant amounts of data. Our XELA Keyboard's accompanying CD-ROM-based custom software drivers, which are loadable into a PDA via synchronization with a personal computer, make it compatible with a wide array of PDAs utilizing the PALM (TM) operating system. Its unique design, which incorporates a pivoting, flip-stand PDA docking station residing slightly above and to the rear of a smaller-scale version of a conventional computer keyboard, enables a user to directly and securely affix their PDA and to perform conventional two-handed typing in cramped spaces such as on an airplane's fold-down tray. Alternatively, a user can perform one-handed inputting of quick notes and e-mails while standing in a crowded subway car. Its designated short-cut and command keys further facilitate speedy navigation and data entry by the user. As its integrated docking station allows for full synchronization and recharging of an affixed PDA, use of the PDA's synchronization cradle is eliminated. No batteries or cables are required as it obtains its modest power requirements directly from the affixed PDA's power source. By folding over its flip-stand, docking station and outer keyboard wings, our XELA Keyboard encapsulates the affixed PDA within a protective casing, which along with its lightweight (approximately four ounces) and compact design (approximately 5.0" long x 3.25" wide x 1.0" high), allows the mobile PDA user to safely and conveniently transport both their PDA and our keyboard in a pocket, purse or briefcase. Our XELA Keyboard has a suggested retail price of $69.00 and a one-year parts and labor warranty, which includes unlimited technical support via our toll-free telephone number and websites.

POWER DEVICES:

     o Our Travel Kits - We introduced our first Travel Kit to the consumer marketplace in March 2002. We currently offer fifteen such Travel Kits to accommodate a wide array of PDAs. Each of our Travel Kits includes an AC charger, a 12-volt automobile adapter/charger, a USB charging cable, and a synchronization cable. Our Travel Kits have a suggested retail price of $39.99 and include a one-year parts and labor warranty, which includes unlimited technical support via our toll-free telephone number and websites.


ENTERTAINMENT DEVICES:

     o Our pocketRADIO - We introduced our pocketRADIO to the consumer marketplace in October 2002. Our pocketRADIO is a FM Stereo card that allows a PDA user to listen to FM Stereo while simultaneously running other programs. It is available in CF (Compact Flash ) and SD (Secure Digital) formats for PDAs operating Windows or PALM (TM) operating systems, respectively. Our pocket RADIO has a AutoScan feature which allows a PDA user to quickly locate available FM stations within a particular geographic area and may be programmed to store up to eighteen FM Station locations for instant recall. Each pocketRADIO is accompanied by a pair of stereo headphones and is equipped with a jack allowing for its connection to external speakers. Its automatic power management feature provides for low power consumption while its "z" button feature enables a user to turn-off the PDA's screen and backlight so as to further conserve power. Our pocketRADIO have a suggested retail price of $49.99 and a one-year parts and labor warranty, which includes unlimited technical support via our toll-free telephone number and websites.


With the exception of our XELA Keyboard to which we have certain exclusive proprietary rights (see "Item 1. Our Business - Our Product Licenses and Procurement"), the balance of our products, principal and otherwise, are not covered by any exclusive proprietary rights. While we have no current knowledge of any of our principal products being marketed directly by our vendors or indirectly by others, there can be no assurance as to the prospective absence of significant competition. See "Item 6 - Our Management's Discussion and Analysis
- Our Risk Factors."


                         OUR CURRENT PRINCIPAL SERVICES

With the exception of the aforementioned warranty-related technical support services, the only other services we performed during the fiscal periods reported herein were pursuant to maintenance agreements associated with our technical servicing and support of computer terminals and printers for financial institutions, which business we no longer actively market or pursue. Our maintenance service revenues, which constituted 6.5% of our total consolidated revenues for the fiscal year ended October 31, 2003, will likely continue to decrease in future fiscal years.


                  OUR CURRENT PRODUCT LICENSES AND PROCUREMENT

We continue to procure our principal products through various licensing and manufacturing arrangements with entities located in Taiwan, the People's Republic of China Asia, and the United States. The details of each principal product procurement arrangement is set forth below:

     o Our Keysync Keyboard - We procure our Keysync Keyboard on an as needed, individual purchase order basis from Datacomp Electronics Corporation, a full-service design, engineering and manufacturing entity that specializes in keyboard and data input devices, which is located in Taiwan.

     o Our XELA Keyboard - We procure our XELA Keyboard from ttools LLC, a design and engineering entity which is located in Rhode Island, pursuant to a July 2002 agreement granting us tooling, manufacturing capabilities, and patent, trademark and worldwide marketing rights on a perpetual basis. The terms of the agreement required the payment of $250,000, which we have paid, and a subsequent two dollar per unit sold royalty for the initial one million units sold, with a minimum royalty of $10,000 per calendar quarter. As a result of lower than anticipated unit sales to date, we currently are in discussions with ttools LLC to amend this agreement with our primary objective being the reduction of the minimum royalty obligation. Our XELA Keyboard is engineered and manufactured on our behalf, on an as needed, individual purchase order basis, pursuant to the manufacturing capabilities provision of our agreement with ttools LLC, by Catronics (a member of the CEIEC Group), a contract manufacturer which is located in the People's Republic of China. For accounting purposes, we allocated the aforementioned $250,000 payment to the acquired assets, based on our estimates of their respective fair values as of the July 2002 acquisition date, as follows: intellectual property rights - $200,000 and molds - $50,000. As of the acquisition date, we assigned these acquired assets estimated useful lives of three years, over which periods they will be subsequently amortized and depreciated, respectively. Subsequently, during our fiscal 2003 fourth quarter ended October 31, 2003, we recognized a 50%, or $125,000, impairment of the intellectual property rights and molds due to a then downwardly revised estimate of the anticipated cash flows to be derived from future sales of our XELA Keyboard.

     o Our Travel Kits - We procure our Travel Kits, as well as certain other currently insignificant PDA cable and charging accessories, on an as needed, individual purchase order basis from Poto Technology, a full-service design, engineering and manufacturing entity which is located in the People's Republic of China.

     o Our pocketRADIOs - We procure our pocketRADIOs on an as needed, individual purchase order basis from Prolink Microsystems Corporation ("Prolink"), a full-service design, engineering and manufacturing entity which is located in Taiwan. Prolink developed and owns the software embedded on the FM stereo card. While Prolink had previously granted us exclusive marketing rights in the U.S. through October 2003, we now market our pocketRADIOs on a non-exclusive basis.

We receive fully assembled and packaged products from all of our vendors at our Phoenix, Arizona facility, from which we, in turn, fulfill and ship orders to our customers.

In addition to the agreements described above, we remain party to a June 1999 agreement with Microsoft Corporation whereby we became an authorized original equipment manufacturer ("OEM"). Pursuant to this agreement, we are authorized to install, although we have not done so since December 2001, genuine Microsoft operating systems in certain of our product applications with full support from Microsoft. Additionally, this agreement entitles us to pre-production versions of Microsoft products, thereby enabling us to provide Microsoft with input into their product design and development.

                      OUR CURRENT RESEARCH AND DEVELOPMENT

Given our currently limited financial and other resources, we currently perform no research and development activities. Historically, we primarily have relied upon acquiring or licensing technologies and products from unrelated third-parties. While we have periodically performed limited in-house research and development in the past, we did not perform any in-house research and development during the fiscal years ended October 31, 2003 and 2002, as reported herein. Our continuing inability to perform meaningful research and development activities directed at ultimately marketing our own patented proprietary products makes us highly susceptible to competition. See "Item 6 - Our Management's Discussion and Analysis - Our Risk Factors."

                       OUR CURRENT PATENTS AND TRADEMARKS

We hold exclusive rights to the following patent application pending before the U.S. Patents and Trademarks Office. If granted, the requested patent will expire on the fourteenth anniversary of its grant date.

     o Xela Keyboard (Patent Pending Application No. PCT/US02/14568 filed December 4, 2002) - As filed, the patent application set forth "The present invention relates to accessories for handheld computer devices, such as personal digital assistants (PDAs), and more particularly relates to a protective case for a PDA having an integrated keyboard system, and a pass through input/output (I/O) port so that the PDA does not have to be removed from the case for docking with its associated cradle."

We hold exclusive rights to the following trademarks registered with the U.S. Patents and Trademarks Office that will expire on the tenth anniversary of their respective registration dates:

     o    Keysync (Registration No. 2,470,437 - July 17, 2001)

     o    Xela (Registered No. 2,801,441 - December 30, 2003)

We do not believe that our business is materially dependent upon any of the above patents or trademarks.


                  OUR CURRENT MARKETING, SALES AND DISTRIBUTION

We currently market, sell and distribute our products primarily through national and regional retailers (e.g., CompUSA, Inc., and Circuit City) , national distributors/wholesalers (e.g., Synnex Information Technologies, Inc. and Daisy Tek International), e-commerce websites (e.g., www.mobileplanet.com, www.pdamart.com and www.outpost.com, ), and our own proprietary e-commerce website (www.ibizpda.com) To date, sales through our proprietary e-commerce website, which is the only commercial venue through which a customer may access all of our products and which accounts for our only product sales to customers residing outside of North America, have been nominal. As in recent fiscal years, we continue to substantially outsource our field sales functions to unrelated commissioned representatives.

For the fiscal year ended October 31, 2003, Comp USA and Synnex accounted for $168,000 (35%) and $61,000 (13%), respectively, of our consolidated net sales. For the fiscal year ended October 31, 2002, Daisy Tek International and Mobile Planet accounted for $75,000 (21%) and $66,000 (18%), respectively, of our consolidated net sales. Given our continuing modest revenue base, the loss of either Comp USA or Synnex as a customer, absent the obtaining of one or more substantially offsetting new customers, would likely have materially adverse consequences on our overall business, and, as a result, on our consolidated financial condition, results of operations and cash flows.

Given our limited financial and other resources, our more recent advertising activities have been primarily limited to, and are anticipated to continue to be limited to, cooperative advertising with national and regional resellers via their weekly sales flyers and newspaper inserts, advertisements placed in targeted monthly periodicals (e.g., Handheld Computing Magazine), direct mail flyers and catalogs, and promotions by e-commerce resellers.

Our continuing inability to perform significant marketing and advertising activities limits our ability to grow sales and makes us highly susceptible to competition.

                             OUR CURRENT COMPETITION

The PDA accessory marketplace is highly diverse and competitive. With respect to our products, we compete with various designers, assemblers and manufacturers of PDA accessories, including those directly marketed by the large PDA manufacturers. With respect to consumers, we compete with various single and multi-channel (i.e., bricks-and-mortar, catalog and e-commerce) retailers as well as with the direct sales forces of the large PDA manufacturers. The majority of our competitors enjoy the advantages of greater financial, marketing and technological resources than us.

The PDA and PDA accessory industries are characterized by rapid technological changes in the underlying hardware and software, evolving consumer preferences and demands, and the frequent introduction of new and innovative products. Competitive factors would include, among possible others, product quality and reliability, price to performance characteristics, technological and marketing capabilities, and corporate reputation.

The intense nature of the competition in our industry subjects us to many competitive disadvantages and risks. For example, many major resellers currently exclude consideration of our products due to our limited size and resources. Additionally, our current revenue levels cannot support significant marketing and advertising activities which, in turn, makes it difficult for us to increase the brand recognition and consumer awareness necessary to drive sales.

We currently believe that our primary competitive strength is the unique and space-saving characteristics of our products. However, as only our XELA Keyboard currently is protected in the U.S. to some degree by a patent pending and we procure the vast majority of our products from overseas vendors, our products are highly susceptible to being marketed by others and to imitation or duplication designs.

Given the aforementioned risks and uncertainties, there can be no assurance that we will be able to effectively compete in the future.


                                  OUR EMPLOYEES

We currently employ five individuals on a full-time basis, including a president and chief executive officer, an executive vice president, a product manager, a network administrator, and a technical support technician. Our accounting and financial functions currently are primarily outsourced to a local accounting firm. Our field sales functions currently are primarily outsourced to unrelated commissioned representatives.

To date, we have not experienced any employee-related work stoppages or slowdowns. Currently, none of our employees are represented by a labor union or are subject to a collective bargaining agreement. We currently believe that our employee relations are good.


ITEM 2. OUR PROPERTY

Since February 1, 2002, we have been leasing 4,343 square feet at 2238 West Lone Cactus, #200, Phoenix, Arizona 85201, which premises encompass all of our in-house corporate functions, including administration, marketing, network administration, customer service, technical support, warehousing and distribution. Our lease has an original term of three years with monthly rental payments that escalate over the lease term from $2,172 to $4,343. We believe that our current facilities will remain adequate for the foreseeable future and that additional facilities are readily available in the immediate vicinity should such become necessary


ITEM 3. OUR LEGAL PROCEEDINGS.

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

In response to a personal lawsuit initiated by Kenneth W. Schilling, our Chairman, Chief Executive Officer and President, against Douglas A. Dragoo and Elizabeth W. Dragoo ("Dragoos") asserting breach of contract in connection with a commercial office building jointly owned by Mr. Schilling and the Dragoos and in which we were then tenants, the Dragoos counterclaimed on August 5, 2003 in the Superior Court of the State of Arizona, County of Maricopa with a lawsuit against Mr. Schilling and us alleging breach of contract, fraud, negligent misrepresentation, and seeking compensatory and punitive damages as well as legal fees. We intend to vigorously contest the counterclaim and do not believe that we will incur any material liability in connection therewith.

Kenneth W. Schilling, our Chairman, Chief Executive Officer and President, remains the subject to a Cease and Desist Order from the U.S. Securities and Exchange Commission ("SEC"). The cease and desist order constituted part of a negotiated settlement between Mr. Schilling and the SEC that was formally entered into on February 28, 2001 pursuant to which Mr. Schilling, without admitting or denying the SEC's allegations against him, agreed to the entry of an Order enjoining him from violating Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10-b5 thereunder, and ordering him to pay a civil penalty of $20,000. In a related action, we, as a company, without admitting or denying any of the SEC's findings, consented to a cease-and-desist order enjoining us from committing or causing any violation or any future violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10-b5 thereunder. The underlying SEC Complaint alleged that Mr. Schilling provided false financial projections to a purported analyst for research reports recommending the purchase of our stock. The Complaint also stated that from February 1999 through June 1999, Mr. Schilling placed seventeen press releases on our corporate website which contained direct hyperlinks to the analyst reports and, as late as February 2000, we maintained press releases on our corporate website which referenced and contained hyperlinks to the analyst reports. The SEC further alleged that in a February 19, 1999 press release, we characterized the analyst as "independent" even though we, through our then investor relations firm, had agreed to pay the analyst 200,000 shares of our common stock for the report. The SEC found that Mr. Schilling had reviewed and approved the press releases posted on our corporate website. The SEC also alleged that the false financial projections which appeared on the Internet fueled a rise in both the price and the trading volume of our common stock

ITEM 4. OUR SUBMISSION OF MATTERS TO A VOTE OF OUR SECURITY HOLDERS

On July 20, 2003, our Board of Directors unanimously approved, and a majority of our stockholders subsequently approved, via a written consent in lieu of a special meeting, the spin-off of iBIZ, Inc., our wholly-owned subsidiary through which a substantial majority of our current operations are conducted, as a stand-alone, separately-reporting public company. The spin-off of iBIZ, Inc. is intended to facilitate a currently contemplated, although not yet legally consummated, transaction being pursued with Enterprise Capital AG. See "Item 1. Our Business - Recent Developments."

                                     PART II


ITEM 5. MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                          MARKET FOR OUR COMMON SHARES

Our common stock currently is traded on the Over-The-Counter Bulletin Board ("OTC-BB") under the symbol "IBZT." Prior to September 30, 2003, OTC-BB symbol was "IBIZ." The following table sets forth the high and low sales prices, as quoted by the OTC-BB, for our common stock for each quarter during our two most recent fiscal years ended October 31, 2003. These quotations reflect inter-dealers prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

                 Fiscal Quarter Ended         High         Low
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
           --------------------------- --------------- ----------------

* All prices have been retroactively adjusted to reflect a 1 for 10 reverse stock split of our common stock on September 30, 2002.


We currently estimate that there are approximately 7,142 holders of record of our common stock. Given our continuing need to retain any earnings to fund our operations and desired growth, we have not declared or paid, nor do we currently anticipate declaring or paying for the foreseeable future, any dividends on our common stock. Additionally, certain of our outstanding convertible debentures and stock purchase warrants currently prohibit us from declaring or paying any dividends.


                   OUR RECENT SALES OF UNREGISTERED SECURITIES

The following issuances and grants of unregistered securities by us during the reported period were conducted pursuant to registration exemptions provided for by the Securities Act of 1933, as amended.

OUR ISSUANCES OF CONVERTIBLE DEBT AND WARRANTS FOR CASH:

In order to obtain funding for our ongoing operations, we entered into two separate Securities Purchase Agreements with AJW Offshore, Ltd, AJW Partners, LLC and AJW Qualified Partners, LLC (collectively, "AJW") on January 31, 2003 and June 12, 2003, respectively, as follows:

     o January 31, 2003 Agreement - Our issuance of (i) $500,000 in convertible debentures and (ii) warrants allowing for the subsequent purchase of 2,500,000 shares of our common stock. We received the related proceeds as follows: $300,000 on January 31, 2003, $100,000 on March 20, 2003, and $100,000 on May 9, 2003.

     o June 12, 2003 Agreement - Our issuance of (i) $150,000 in convertible debentures and (ii) warrants allowing for the subsequent purchase of 750,000 shares of our common stock. We received the related proceeds as follows: $300,000 on January 31, 2003, $100,000 on March 20, 2003,
          and $100,000 on May 9, 2003.

The debentures issued under each of the above agreements bear interest at a fixed rate of 12% per annum, mature one year from the date of issuance, and are convertible, at AJW's option, into shares of our common stock at the lower of
(i) $0.01 per share or (ii) 50% of the average of the three lowest intraday trading prices for our common stock on a principal market for the 20 trading days preceding the conversion date. The full principal amount of the convertible debentures is due upon any default, as defined under each respective agreement. The issued warrants are exercisable, at AJW's election, for seven years from the date of issuance at an exercise price of $0.01 per share.

Subsequent to our fiscal year ended October 31, 2003, the holders of the above debentures elected to convert them into 426,126,165 shares of our common stock at an average conversion price of $0.0015.

Our GRANTS OF STOCK OPTIONS IN CONSIDERATION OF SERVICES:

We made the following grants of options to subsequently purchase shares of our common stock, for which we utilized the Black-Scholles valuation model:

November 2003 - Grant of an option to D. Scott Elliott allowing for his subsequent purchase of 200 million of our common shares over the subsequent two and one-half months at an exercise price per share of equal to the average market closing price for the three days immediately prior to any exercise date, less a 40% discount.. We granted this option in consideration of consulting services directed at assisting us in potentially expanding into new markets and/or introducing new products, which gave rise to our subsequent acquisition of Synosphere, as previously discussed. We valued this option at $260,000, which reflected a negotiated 40% discount from then prevailing market price for our common stock.

December 2003 - Grant of an option to Jeffrey Firestone allowing for his subsequent purchase of 50 million of our common shares over the subsequent five year period at an exercise price of per share of equal to the market price at the time of any exercise, less a 15% discount.. We granted this option in consideration of legal services provided in connection with our evaluation of potential international merger and acquisition candidates, which gave rise to our contemplated transaction with Enterprise, as previously discussed. We valued this option at $60,000, which reflected a negotiated 15% discount from then prevailing market price for our common stock.

January 2004 - Grant of an option to Pangea Investments GmbH ("Pangea") allowing for its subsequent purchase of 100 million of our common shares over the subsequent ten year period at an exercise price of $0.015_per share. We granted this option in consideration of consulting and acquisition services, which principally included, but were not limited to, the development of a business plan for potentially marketing our existing products in Europe and Israel and identifying potential new products and technologies that could be added to our existing product line. In addition, Pangea would assist in the negotiation and financing of new products and technologies we sought to acquire, including the two technologies that are the subject of our contemplated transaction with Enterprise, as previously discussed. Sam Elimalech, an officer of Enterprise is also a member of Pangea. We valued this option at $4,450,000, which reflected a negotiated 50% discount from then prevailing market price for our common stock.


ISSUANCES OF COMMON STOCK IN  CONSIDERATION  OF SERVICES OR IN  SATISFACTION  OF
OBLIGATIONS:

We made the following issuances of shares of our common stock in consideration of services or in satisfaction of obligations:

During our fiscal year ended October 31, 2003, we issued an aggregate of 253,063,228 shares of our common stock to six employees (i.e., Kenneth Schilling, Mark Perkins, Frank Ligammari, Mike Matthews, Martin Hussey and Jesse Schilling) in lieu of cash salaries aggregating $695,188.

On August 1, 2003, we issued (i) 3,308,823 shares of our common stock to Cliff Mastricola in consideration of financial services valued at $33,088 and (ii) 5,000,000 shares of our common stock to Brian Faulkner for $50,000 in legal services to be performed. These services and the common shares issued were negotiated at arms-length and valued at the then aggregate market price of the shares issued.

On August 14, 2003, we issued (i) 3,000,000 shares of our common stock to Gregory Sichenzia in consideration of legal services valued at $30,000 and (ii) 5,000,000 shares of our common stock to Lavi Arasney in consideration of his identifying of and introduction to a number of Israeli technology companies, including subsequent negotiations on our behalf with Enterprise Capital AG for our potential acquisition of their virtual keyboard and e-pen products, valued at $50,000. These services and the common shares issued were negotiated at arms-length and valued at the then aggregate market price of the shares issued.

The above issuances were deemed to be exempt under Regulation D and Section 4(2) of the Securities Act of 1933, as amended. We employed no advertising or general solicitation in connection with these offerings. These offerings were made to a limited number of persons, all of whom were our employees, executive officers or directors, or our externally retained professionals, and all transfers were restricted by us in accordance with the requirements of the Securities Act of 1933, as amended. In addition to representations received by us from the above-referenced persons and/or entities, we have made independent determinations that all of the above-referenced persons and/or entities were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their respective investments in us, and that they understood the speculative nature of their respective investments. Furthermore, we provided all of the above-referenced persons and/or entities with access to our SEC filings.

ITEM 6. OUR MANAGEMENT'S DISCUSSION AND ANALYSIS

                                  INTRODUCTION

We are a marketer and distributor of various accessories primarily intended for use with PDAs. Our current line of products principally consists of over eighty individual accessories for a wide array of PDAs. These accessories range in complexity and price from simple connector cables with suggested retail prices starting at $9.99 at the low end to our multi-faceted XELA Keyboard with a suggested retail price of $69.99 at the high end. However, during the fiscal years ended October 31, 2003 and 2002, as reported herein, our product sales revenues were substantially attributable to the following principal products (See Item 1. Our Business - Our Principal Products for further details):

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


ENTERTAINMENT DEVICES:

     o Our pocketRADIO - We introduced our pocketRADIO to the consumer marketplace in October 2002. Our pocketRADIO is a FM Stereo card that allows a PDA user to listen to FM Stereo while simultaneously running other programs. Our pocketRADIO have a suggested retail price of $49.99.


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

                       OUR RECENT SIGNIFICANT DEVELOPMENTS

Our Spin-Off of iBIZ, Inc. - On July 20, 2003, our Board of Directors and a majority of our stockholders approved a proposed spin-off of iBIZ, Inc. as a stand-alone, separately-reporting public company. The proposed spin-off of iBIZ, Inc. is intended to facilitate a currently contemplated, although not yet legally consummated, transaction being pursued with Enterprise Capital AG ("Enterprise"), an investment banking firm headquartered in Switzerland, as further described below. Prior to any legal consummation of the contemplated transaction with Enterprise, all of the then assets and liabilities of iBIZ, Inc. would revert back to us. As a result, iBIZ, Inc. would, in effect, become a legal public shell company. Shortly thereafter, it is contemplated that, through either an asset purchase or merger, iBIZ, Inc. would principally acquire two data input technologies being marketed to us by Enterprise, as further described below. As a result, the immediately subsequent assets and liabilities of iBIZ, Inc. would be solely those acquired and assumed, respectively, via our transaction with Enterprise. Our proposed spin-off of iBIZ, Inc. is merely intended to satisfy a transaction prerequisite of Enterprise that the two subject technologies be commercialized by a stand-alone, separately-reporting public company.

It currently is contemplated that the proposed spin-off of iBIZ, Inc. will be consummated via our pro rata issuance of iBIZ, Inc. common stock to our shareholders of record as of September 25, 2003. There will be no reciprocating consideration to us. We currently estimate that the ratio will result in our issuance of approximately 2.2 million non-restricted shares of iBIZ, Inc's. common stock to our shareholders. The actual distribution of the iBIZ, Inc. common shares is anticipated to occur shortly after we receive final approval from the U.S. Securities and Exchange Commission ("SEC") of our related Form 10 Registration Statement.

The first subject technology utilizes a laser to project a traditional full-sized keyboard onto any flat surface ("Virtual Laser Keyboard"). As a user types onto the laser projected virtual keyboard, the battery-powered laser emitting device, which approximates the size of a cigarette lighter standing on-end, analyzes what is being typed by the coordinates of the user's key strokes and transmits such data via infrared signals to a PDA or other mobile or hand-held computing and/or communication device. The second subject technology transmits a user's hand-writing in high resolution to a PDA or stationary, mobile or hand-held computing device ("E-Pen"). Enterprise has represented to us that it currently holds exclusive worldwide technology, manufacturing and marketing licenses to the Virtual Laser Keyboard and E-Pen technologies which were granted to them by the developers, VKB, Inc. and InMotion E-Pen LTD, respectively, with whom we have no existing business relationships or direct knowledge. Enterprise has additionally represented to us that the licenses it holds will be fully transferable or assignable to iBIZ, Inc. within the contemplated parameters of any consummated transaction. Enterprise has also furnished us with fully-operational working prototypes of the Virtual Laser Keyboard and E-Pen, our subsequent evaluations of which have been extremely favorable from a commercialization point of view. If the transaction with Enterprise is consummated, it is contemplated that Enterprise would procure and oversee all related manufacturing with iBIZ, Inc. providing all subsequent marketing and support.

It currently is contemplated that in exchange for transferring or assigning these two technologies to iBIZ, Inc. that Enterprise will receive 11.2 million shares of iBIZ, Inc.'s common stock. As a result, we currently estimate that immediately after any consummated transaction Enterprise would own approximately 83.3% of iBIZ, Inc.'s outstanding common shares. As a result of its controlling ownership position in iBIZ, Inc., Enterprise would be deemed the acquirer for accounting purposes with its historical financial statements becoming those of iBIZ, Inc. Immediately after any consummated transaction with Enterprise, it is contemplated that Kenneth W. Schilling, our Chairman, President and Chief Executive Officer, and Mark Perkins, our Executive Vice-President, will serve iBIZ, Inc. in corresponding capacities, with the possible exception of Chairman. Assuming a full-time schedule, Mssrs. Schilling and Perkins are anticipated to commit approximately 70% of their time to us and 30% of their time to iBIZ, Inc. However, as a result of its controlling ownership position in iBIZ, Inc., Enterprise would be able to at any time replace Mssrs. Schilling and Perkins, and, as a result, there can be no assurance that they would not do so. Additionally, it currently is contemplated that we and iBIZ, Inc. will shortly after the consummation of any transaction with Enterprise enter into two joint marketing agreements. Under the first such contemplated agreement, we would authorize iBIZ, Inc. to market its current products outside of North and South America in exchange for royalties. Under the second such contemplated agreement, iBIZ, Inc. would authorize us to market its products in North and South America in exchange for royalties. In contemplation of the transaction between iBIZ, Inc. and Enterprise being consummated, we have begun to accept non-binding customer orders on the behalf of iBIZ, Inc.

Despite the foregoing, it must be noted that the contemplated transaction between iBIZ, Inc. and Enterprise remains in the negotiation stage and subject to a number of uncertainties. As a result, there can be no assurance that such transaction will ultimately be consummated, or if consummated, that the ultimate form and terms of the transaction will be as currently contemplated. Should a transaction with Enterprise not be consummated, we may elect, absent another suitable transaction with another party, not to distribute the common shares of iBIZ, Inc. to our shareholders, which would result in iBIZ, Inc. remaining a consolidated wholly-owned subsidiary of ours.

Our Acquisition of Synosphere - On January 20, 2004, we acquired all of the outstanding membership interests in Synosphere, LLC ("Synosphere"), a Texas limited liability company pursuing the development of certain handheld computer technologies, in exchange for 30.0 million shares of our common stock. As the technological feasibility of each of the acquired technologies had yet to be fully established as of the acquisition date, the aggregate $1.2 million purchase price, based on the then prevailing market price of our common stock, will be immediately reflected within our results of operations for our forthcoming fiscal 2004 first quarter ending January 31, 2004.

                        OUR CRITICAL ACCOUNTING POLICIES

The following discussions of our consolidated results of operations and financial condition, including our liquidity and capital resources, are based upon our consolidated financial statements as included elsewhere in this filing. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts and timing of revenue and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. Our actual results have differed, and will likely continue to differ, to some extent from our initial estimates and assumptions. We currently believe that the following accounting policies entail making particularly difficult, subjective or complex judgments of inherently uncertain matters that, given any reasonably possible variance therein, would make such policies particularly critical to a materially accurate portrayal of our historical or reasonably foreseeable financial condition or results of operations:

     o Revenue Recognition for Product Sales and Related Allowances for Sales Returns and Rebates. In accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," we recognize a product sale, including related shipping and handling income, and the cost of the sale, upon product shipment provided that all material risks and rewards of ownership are concurrently transferred from us to our customer, collection of the related receivable by us is reasonably assured, and we are able to reliably estimate appropriate allowances for probable sales returns and rebates based on our relevant historical experience and future expectations. We unconditionally accept product returns during the initial thirty days following the date of sale. We periodically offer promotional rebates of a limited duration, typically one week, on certain product sales, for which we outsource the processing and tracking of related customer submissions. The periodic provisions made by us to establish and maintain appropriate allowances for sales returns and rebates are charged to our results of operations via offsets to our gross product sales. Actual sales returns and rebates realized by us are charged against the related allowances with any favorable or unfavorable experience, as compared to our preceding estimates, having a corresponding impact on our results of operations.

     o Accounts Receivable and Related Allowance for Doubtful Accounts. In addition to corresponding reductions made for the allowances for sales returns and rebates, as discussed above, we further reduce our consolidated accounts receivable by an appropriate allowance for accounts where doubt exists in our opinion, based on known specifics or the passage of time, as to their ultimate collectability. We routinely offer our customers payment terms that range from 30 to 60 days. We do not access interest on, nor do we require any securing collateral of, past due customer balances. The periodic provisions made by us to establish and maintain an appropriate allowance for doubtful accounts are charged to our results of operations via increases to our selling, general and administrative expenses. Actual collection experience realized by us on previously designated doubtful accounts, including final determinations of uncollectability, is charged against the allowance for doubtful accounts with any favorable or unfavorable experience, as compared to our preceding estimates, having a corresponding impact on our results of operations.

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

                     OUR CONSOLIDATED RESULTS OF OPERATIONS

Our consolidated total revenues for the fiscal year ended October 31, 2003 ("fiscal 2003") were $485,382, an increase of $129,104, or 36.2%, as compared to $356,278 for the fiscal year ended October 31, 2002 ("fiscal 2002"). Our product sales constituted 93.5% and 91.0% of our consolidated total revenues during fiscal 2003 and 2002, respectively. Our maintenance revenues, which constituted the balance of our consolidated total revenues for fiscal 2003 and 2002, will continue to decrease as we no longer actively market or pursue this business.

Our product  sales were  $453,797 for fiscal 2003,  an increase of $129,512,  or
39.9%, as compared to $324,285 in product sales for fiscal 2002. We substantially attribute the preceding increase to sales of our pocketRADIOs, which we began shipping to customers in late October 2002. Although to a significantly lesser extent, we also realized incremental fiscal 2003 product sales from our XELA Keyboard, which we began shipping to customers in March 2003. Partially offsetting the preceding product sales increases principally were sales decreases of varying degrees realized in our accessories for non-PDA hand-held computing devices, the marketing of which we continue to de-emphasize as we focus our currently limited operating and financial resources on the PDA accessories marketplace. We also realized a significant decrease in sales of our Keysync Keyboard which we primarily attribute to the introduction of competing products into the marketplace. Sales of our Travel Kits also decreased slightly, which we believe generally corresponded to the overall softening of sales realized by the underlying PDA manufacturers. Variances in the average prices realized by us on products in existence during both fiscal years did not have a significant impact, favorably or unfavorably, on the overall net increase in our product sales for fiscal 2003. It must be noted that, absent significant contributions from the introduction of new products, our future revenues will be materially dependent upon sales of our pocketRADIOs and, to a significantly lesser extent, our Travel Kits and XELA Keyboard.

We incurred consolidated gross losses of $33,621 and $23,162 for fiscal 2003 and 2002, respectively, which in turn, equated to negative gross margins of 6.9% and 6.5% for fiscal 2003 and 2002, respectively. These consolidated gross losses and negative gross margins were attributable to gross losses of $43,478 and $32,309, and resulting negative gross margins of 9.6% and 10.0%, on our product sales during fiscal 2003 and 2002, respectively. We principally attribute the preceding gross losses and negative gross margins on our product sales during both fiscal years to our inability, given our continuing modest amount of product sales, to leverage our allocable direct labor and, to a lesser extent, overhead.

Our consolidated total operating expenses were $2,784,542 for fiscal 2003, an increase of $1,267,766, or 83.6%, from the $1,516,776 incurred during fiscal 2002. As further detailed below, this overall increase in our operating expenses primarily was attributable to non-cash charges incurred for stock-based officer bonuses and the write-down of certain intellectual property rights and molds.

Our consolidated selling, general and administrative ("SG&A") expenses were $1,614,255 for fiscal 2003, an increase of $212,192, or 15.1%, from the $1,402,063 incurred during fiscal 2002. Despite the relatively modest net change in our SG&A expenses, their composition varied significantly. We incurred substantial dollar and percentage increases in our accounting and auditing fees during fiscal 2003 as a result of the proposed spin-off of our iBIZ, Inc. subsidiary, as previously discussed, and, to a lesser extent, the increased outsourcing of our accounting and financial functions and the required implementation of certain provisions of the Sarbanes-Oxley Act of 2002. To a significantly lesser dollar extent, we incurred a substantial percentage increase in our depreciation and amortization expenses as a result of our fiscal 2002 purchases of intellectual property rights and property and equipment, in our advertsing expenses as a result of marketing activities associated with the introductions of our pocketRADIOs and XELA Keyboards, and in our sales expenses as a result of our transitioning to incrementally more expensive, yet more variable in nature, external commissioned field sales representatives. Substantially offsetting the preceding were significant dollar and percentage expense decreases realized primarily as a result of the non-recurrence of significant fiscal 2002 charges associated with our then outsourcing of billing and collection functions and various legal consultations made in connection with certain business ventures then under consideration, certain proposals to settle then outstanding debt obligations, and the contemplated changes in certain businesses.

As a result of ongoing working capital constraints, our two officers continued to receive during fiscal 2003 only sporadic payments of salaries which often were in amounts less that that stipulated for in their respective employment contracts. Additionally, our other employees periodically experienced delays in the payment of their salaries or wages due to cash shortfalls. In recognition of the resulting personal hardships that were imposed and in an effort to retain these remaining critical employees, particularly given of minimal staffing, we deemed it critical to award retention bonuses during fiscal 2003. As the retention bonuses paid to our two officers principally took the form of common stock issuances, $1,045,287, or 82.1%, of the overall $1,273,189 bonus compensation charge to our fiscal 2003 results of operations was non-cash in nature. We similarly awarded $114,713 in stock-based retention bonuses to our two officers during fiscal 2002. During our fiscal 2003 fourth quarter, we recognized a $125,000 impairment charge related to the write-down of molds and intellectual property rights underlying our XELA Keyboard which we acquired in July 2002. This impairment was based on our then downwardly revised estimate of the anticipated cash flows to be derived from future sales of our XELA Keyboard as a result of lower than anticipated sales. We incurred no such impairment charges during fiscal 2002.

We incurred no product research and development expenses during fiscal 2003 and 2002. In light of our continuing working capital constraints, we currently do not anticipate performing any product research and development activities during fiscal 2004. As such, we will remain materially dependent upon procuring innovative and competitive products from external vendors.

Our resulting loss from operations for fiscal 2003 was $2,818,163, an increase of $1,278,225, or 83.0%, from the $1,539,938 loss from operations incurred during fiscal 2002.

Our non-operating other income and expenses primarily consist of interest expense, including non-cash charges attributable to the non-detachable beneficial conversion feature of newly issued debentures, and, to a significantly lesser extent, gains on settlements of obligations to vendors and miscellaneous other income. Our net non-operating expenses were $1,643,969 and $4,470,923 in fiscal 2003 and 2002, respectively. The substantial majority of the preceding amounts were attributable to aggregate non-cash charges of $1,379,077 and $4,283,930 in fiscal 2003 and 2002, respectively, associated with the non-detachable beneficial conversion feature of newly issued debentures. Our traditional interest expense was $353,516 in fiscal 2003, an increase of $103,459, or 41.4%, from $250,057 in fiscal 2002, with such increase being attributable to a higher average level of outstanding convertible debentures. During fiscal 2003 and 2002, we realized non-cash aggregate gains of $85,733 and $44,754, respectively, on settlements of obligations to vendors at discounted amounts. The balance our non-operating income and expenses items, including interest income, were inconsequential to our consolidated results of operations.

Primarily as a result of the foregoing, we incurred a loss from continuing operations of $4,462,132 ($0.02 per basic and diluted share) in fiscal 2003 as compared to a loss from continuing operations of $6,010,911 ($0.23 per basic and diluted share) in fiscal 2002.

In fiscal 2002, we incurred an aggregate loss from discontinued operations of $479,554 ($0.02 per basic and diluted share), consisting of a $127,950 loss from the operations of discontinued businesses and a $351,604 loss from the abandonment of equipment. The preceding pertained to various computer service businesses we discontinued in fiscal 2001. We subsequently incurred related operating losses in fiscal 2002 over and beyond that which we had originally estimated and provided for in fiscal 2001 as a result of (i) approximately $88,000 in expense settlements that we had originally believed in fiscal 2001 would have been assumed by a prospective purchaser and (ii) approximately $40,000 in payroll settlements with certain former employees who were dismissed. We also subsequently recognized in fiscal 2002 a $351,604 loss from disposition of equipment when we were ultimately unable to sell certain related equipment which we had previously believed in fiscal 2001, based on our then negotiations with a prospective purchaser, would be purchased at its then net book value thereby resulting in no related gain or loss. On February 1, 2002, we elected to transfer these net assets held for sale to a real estate partnership from which we had previously leased our facilities in satisfaction of $78,376 in delinquent rent and property taxes. Kenneth W. Schilling, our President and Chief Executive Officer, was a non-controlling limited partner in such partnership at the date of the transfer.

Our net loss for fiscal 2003 was $4,462,182 ($0.02 per basic and diluted share), as compared to our net loss of $6,490,465 ($0.25 per basic and diluted share) in fiscal 2002.

Our future ability to achieve profitability in any given future fiscal period remains highly contingent upon us realizing significantly increased product sales sufficient to leverage our non-variable, likely to be recurring expenses. For instance, our ability to achieve gross profits and positive gross margins in any given future fiscal period remains highly contingent upon us being able to leverage through significant incremental product sales the non-variable direct labor and overhead components of our costs of goods sold. Similarly, our ability to realize income from operations is further dependent upon our ability to additionally leverage through significant incremental sales our SG&A expenses, the majority of which currently are non-variable and recurring in nature. To the extent that we incur other less frequent or non-recurring operating expenses, as in fiscal 2003, we will require additional incremental product sales in order to leverage them. Lastly, our ability to realize net income and net income per common share remains highly contingent upon us being able to leverage through incremental product sales any significant net non-operating expenses, such as charges for the beneficial conversion features of any issued debentures and our interest expense on any outstanding debt. Correspondingly, our ability to realize significant incremental product sales in any given future fiscal period remains highly contingent upon us obtaining significant equity infusions and/or long-term debt financing sufficient to fund the increased and sustained campaign of marketing and advertising activities we believe necessary to build broad consumer awareness of, and demand for, our PDA accessories. Even if we were to be successful in procuring such funding, there can be no assurance that we will be successful in our marketing and advertising efforts, and that we will subsequently realize the significant incremental product sales we require.

                OUR CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES

OUR OVERVIEW

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

During the course of transitioning our company over the last several years from our discontinued computer service businesses to our current business of marketing and distributing various accessories primarily intended for use with PDAs, we have incurred substantial operating and net losses, as well as negative operating cash flows. As of our fiscal year ended October 31, 2003, our working capital deficit was $6,093,514 and our stockholders' deficit was $6,716,685. We had a nominal unrestricted cash balance of only $2,140 at October 31, 2003.

We had outstanding convertible debentures with an aggregate unpaid principal balance of $4,015,837 at October 31, 2003, of which $3,265,837 and $750,000 was to become due and payable during our fiscal years ending October 31, 2004 and 2005, respectively.

See  "Subsequent   Events"  below  for  details  regarding  certain  significant transactions consummated subsequent to October 31, 2003 from which we received cash proceeds and/or satisfied certain outstanding obligations.

OUR CONSOLIDATED CASH FLOWS

Our operating activities utilized $783,646 in cash during fiscal 2003, an increase of $112,435, or 16.8%, from the $671,211 in cash utilized during fiscal 2002. While we realized a significantly lower loss from continuing operations in fiscal 2003 than in fiscal 2002, our fiscal 2002 loss from operations reflected, on a net aggregate basis, substantially higher non-cash charges than in fiscal 2003. Most notable was the substantial decrease in the non-cash charges we incurred in fiscal 2003, as compared to fiscal 2002, for the beneficial conversion features of issued debentures. Additionally, although to a substantially lesser extent, the net change in our working capital accounts contributed slightly less to our operating cash flows during fiscal 2003 than in fiscal 2002. Most notable was the negative cash impact of the comparatively smaller increase in our accounts payable during fiscal 2003 as compared to fiscal 2002 and the increase in our accounts receivable during fiscal 2003 as a result of our obtaining CompUSA as a major customer. Substantially offsetting the preceding negative cash impacts primarily was the positive cash flow impact of significantly increased accrued liabilities and taxes.

Our investing activities neither provided nor utilized any cash during fiscal 2003, whereas our investing activities used $201,365 in cash during fiscal 2002 in connection with purchases of intellectual property rights and property and equipment, which were partially offset by proceeds from the sale of a data center associated with certain previously discontinued operations.

Our financing activities provided $784,838 in cash during fiscal 2003, a decrease of $81,705, or 9.4%, from the $866,543 in cash provided by financing activities during fiscal 2002. Fiscal 2003 reflects cash inflows primarily from our issuances of convertible debentures, and, to a significantly lesser extent, the incurring of a loan and the issuance of common stock. The preceding cash inflows were slightly offset by the cash outflows related to principal repayments made on outstanding notes payable and the collateralization of a letter of credit. In contrast, fiscal 2002 primarily reflects higher cash inflows from our issuances of convertible debentures, and, to a significantly lesser extent, from issuances of common stock. Such were slightly offset by the cash outflows related to principal repayments made on outstanding notes payable

As a result of the foregoing, our unrestricted cash increased by $1,192 to $2,140 at October 31, 2003, as compared with $948 at October 31, 2002.

OUR OFF-BALANCE SHEET LIABILITIES AND COMMITMENTS

Our off-balance sheet liabilities principally consist of lease payment obligations incurred under two operating leases, which are required to be excluded from our consolidated balance sheet by generally accepted accounting principles in the United States of America. By far, our most significant operating lease pertains to our corporate facilities. Our other operating lease pertains to office equipment. Both operating leases are noncancellable and our facilities lease contains a rent escalation clause. We incurred aggregate rent expense under operating leases of $43,625 and $46,052 during fiscal years 2003 and 2002, respectively.

The future aggregate minimum lease payments under operating lease agreements in existence at October 31, 2003 are as follows:

              FISCAL YEARS ENDING OCTOBER 31,
              -------------------------------------------------------
              2004......................................   $   52.275
              2005......................................       15,141
              2006......................................        2,112
              2007......................................          704
              2008......................................           --
                                                           ----------
              Total minimum operating lease payments....   $   70,232
                                                           ==========

We additionally have outstanding commitments related to employment agreements with Kenneth Schilling and Mark Perkins which became effective July 1, 2001 and remain in force through June 30, 2004. Mr. Schilling's contract provides for an annual salary of $250,000, quarterly performance bonuses equal to one percent of our total revenues, and the granting of an option allowing for his subsequent purchase of 300,000 shares of our common stock at $0.20 per share. Mr. Perkin's contract provides for an annual salary of $150,000, quarterly performance bonuses equal to one percent of our total revenues, and the granting of an option allowing for his subsequent purchase of 120,000 shares of our common stock at $0.20 per share. Each stock option vested immediately and is exercisable for a period of ten years. In the event of their voluntary resignation, as defined, the officer shall be entitled to six month's salary. In the event of their involuntary termination by us without cause, as defined, the officer shall be entitled to one year's salary. In the event of a change in our control, each officer shall be entitled to a lump sum payment equal to three year's annual salary.

Furthermore, we recently assumed additional commitments in connection with our January 20, 2004 acquisition of Synosphere as we concurrently entered into two-year employment agreements with Bryan Scott and Ramon Pereles, its President and Chief Marketing Officer, respectively. Pursuant to these agreements, Mssrs. Scott and Pereles are to receive annual base salaries of $112,000 and $102,000, respectively. Mssrs. Scott and Pereles are each to additionally receive retention bonuses of 2,500,000 shares of our common stock. Mssrs. Scott and Pereles are also each to receive $500,000 earn-out bonuses to be satisfied in eight successive quarterly issuances of shares of our common stock equal to $62,500 based upon the then market price of our common stock. A "golden parachute" clause shall also be put in place such that if either of the employee agreements are terminated by us or any successor that the above consideration is payable in full as of the dates of their respective terminations.

OUR PLANNED CAPITAL EXPENDITURES

We had no significant planned capital expenditures, budgeted or otherwise, as of October 31, 2003.

OUR SUBSEQUENT EVENTS

Subsequent to our October 31, 2003 balance sheet date through February 13, 2004, the original filing date of this report with the SEC, we were party to the following significant equity or debt-related transactions, certain of which improved our financial condition via the receipt of cash proceeds or the elimination of certain liabilities:

     Grants of Stock Options in Consideration of Services:

     o On November 1, 2003, we granted an option to D. Scott Elliott allowing for his subsequent purchase of 200 million of our common shares over the subsequent two and one-half months at an exercise price per share of equal to the average market closing price for the three days immediately prior to any exercise date, less a 40% discount.. We granted this option in consideration of consulting services directed at assisting us in expanding into potential new markets and/or introducing new products, which gave rise to our subsequent acquisition of Synosphere, as previously discussed. We valued this option at $260,000, which reflected the negotiated 40% discount from the then prevailing market price for our common stock. On December 10, 2003, Mr. Elliott exercised the preceding options for which we received $93,600 in the aggregate.

     o On December 15, 2003, we granted an option to Jeffrey Firestone allowing for his subsequent purchase of 50 million of our common shares over the subsequent five year period at an exercise price of per share of equal to the market price at the time of any exercise, less a 15% discount.. We granted this option in consideration of legal services provided in connection with our evaluation of potential international merger and acquisition candidates, which gave rise to our contemplated transaction with Enterprise, as previously discussed. We valued this option at $60,000, which reflected the negotiated 15% discount from the then prevailing market price for our common stock. During January and February 2004, Mr. Firestone exercised 36,950,000 of the preceding options for which we received $1,003,947 in the aggregate.

     o On January 28, 2004, we granted an option to Pangea Investments GmbH ("Pangea") allowing for its subsequent purchase of 100 million of our common shares over the subsequent ten year period at an exercise price of $0.015 per share. We granted this option in consideration of consulting and acquisition services, which principally included, but were not limited to, the development of a business plan for potentially marketing our existing products in Europe and Israel and identifying potential new products and technologies that could be added to our existing product line. In addition, Pangea would assist in the negotiation and financing of new products and technologies we sought to acquire, including the two technologies that are the subject of our contemplated transaction with Enterprise, as previously discussed. Sam Elimalech, an officer of Enterprise is also a member of Pangea. We valued this option at $4,450,000, which reflected a negotiated 50% discount from then prevailing market price for our common stock.

     Conversions of Our Outstanding Debentures

     o During the period from November 1, 2003 through February 13, 2004, holders of certain of our then outstanding debentures elected to convert a total of $2,422,790 in aggregate principal (including
          $18,850 which was forgiven), and $299,455 in aggregate accrued interest thereon, into 1,251,212,157 shares of our common stock.

     Issuances of Common Stock in Satisfaction of Obligations:

     o During November 2003, we issued 10,000,000 shares of our common stock to an unrelated attorney in prepayment of $37,000 in legal services rendered during our fiscal quarter ended January 31, 2004.

     o During November 2003, we issued 9,600,000 shares of our common stock to various creditors in satisfaction of $35,425 in outstanding obligations.

     o During November 2003, we issued 500,000 shares of our common stock to an unrelated company in prepayment of $1,975 in SEC electronic filing services rendered during our fiscal quarter ended January 31, 2004.

     o During November 2003, we issued 1,000,000 shares of our common stock to an unrelated company in prepayment of $3,700 in marketing services rendered during our fiscal quarter ended January 31, 2004.

     o During December 2003, we issued 81,000,000 shares of our common stock to an unrelated consultant in prepayment of $126,360 in merger and acquisition services to be rendered during the subsequent twelve months.

     o During December 2003, we issued 204,482,763 shares of our common stock to our two officers and other employees in settlement of $296,500 of $578,000 in accrued bonuses.

     o During January 2004, we issued 194,137,931 shares of our common stock to our two officers and other employees in settlement of $281,500 in remaining accrued bonuses.

As of our subsequent fiscal 2004 first quarter ended January 31, 2004, our working capital deficit was $3,795,901 and our stockholders' deficit was $4,091,965. At January 31, 2004, we had an unrestricted cash balance of $262,649.

As of February 13, 2004, we had outstanding unsecured convertible debentures with an aggregate unpaid principal balance of $1,593,047. As were were unable to repay these debentures when they became due, they began subsequently accruing interest at their default rates of 20.0% per annum. Although there can be no assurance that they will ultimately do so, we recently have been verbally advised by the holders of these debentures of their intent to ultimately convert their respective principal balances, and accrued interest thereon, into shares of our common stock.

It is our understanding that the post-October 31, 2003 improvement in our overall financial condition, the expressed intent of our remaining debenture holders to convert their principal balances, and accrued interest thereon, into shares of our common stock, and certain other considerations, enabled our independent public accountants to ultimately conclude that a going concern qualification was not warranted within their audit report on our accompanying fiscal 2003 consolidated financial statements. Despite such, we acknowledge that our current financial condition remains in need of significant improvement, which we continue to pursue. We also acknowledge that our ability to achieve, and subsequently sustain, positive operating results and cash flows in the future remains highly contingent upon us obtaining significant equity infusions and/or long-term debt financing sufficient to sustain our operations and to fund the increased and sustained campaign of marketing and advertising activities we believe necessary to build broad consumer awareness of, and demand for, our PDA accessories. Absent such long-term funding, we believe that it is likely that we will continue to have substantial, and even larger, working capital deficits and stockholders' deficits in the future. Even if we were to be successful in timely procuring such funding, there can be no assurance that we will be successful in our marketing and advertising efforts, and that we will subsequently realize the significant incremental product sales we require. Should we be unsuccessful in any of the critical matters currently facing us, as previously discussed, our business, and, as a result, our consolidated financial position, results of operations and cash flows will likely be materially adversely impacted, the effects from which we may not recover.

POTENTIAL SIGNIFICANT DILUTION TO OUR EXISTING OR PROSPECTIVE SHAREHOLDERS

It should be noted by our existing shareholders, as well as potential prospective shareholders, that you may experience significant dilution in your respective equity interest and related voting rights from any subsequent conversions of our remaining outstanding debentures by their holders, any subsequent exercises of our outstanding stock purchase warrants and options by their holders, future issuances by us of additional convertible debentures or common shares, or any future grants by us of additional stock purchase warrants and/or options. Your exposure to such dilution will increase to the extent that the market price of our common stock declines below the price at which you purchased, or converted into, shares of our common stock and we issue or grant equity or equity-related instruments at the then lower market prices. The liklihood that the market price of our common stock will decline, and that such a decline will be significant, will further increase to the extent that any of our existing shareholders elect to sell large numbers of our shares into the marketplace, particularly during a short period of time given the limited trading in our common shares. Given that we remain in need of significant additional debt and/or equity financing, as previously discussed, and the historical volatility in the market price of our common stock, our existing and potential investors must give due consideration to the potential of significant dilution to their respectice equity interest and related voting rights.

                                OUR OTHER MATTERS

Seasonal and Inflationary Influences

We expect, absent materially adverse economic or counter-acting events, that our fiscal first quarter ending January 31 will continue to benefit from increased orders for the holiday shopping season and that our fiscal fourth quarter ending October 31 will continue to benefit from increased orders for the back-to-school shopping season. Conversely, we expect that our fiscal second and third quarters ending April 30 and July 31, respectively, will continue to comparatively experience softer orders as retailers seek to sell-through any surplus stock remaining from the aforementioned shopping seasons and return to more normal inventory levels.

To date, we have not been materially impacted by inflationary influences.

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

In response to a personal lawsuit initiated by Kenneth W. Schilling, our Chairman, Chief Executive Officer and President, against Douglas A. Dragoo and Elizabeth W. Dragoo ("Dragoos") asserting breach of contract in connection with a commercial office building jointly owned by Mr. Schilling and the Dragoos and in which we were then tenants, the Dragoos counterclaimed on August 5, 2003 in the Superior Court of the State of Arizona, County of Maricopa with a lawsuit against Mr. Schilling and us alleging breach of contract, fraud, negligent misrepresentation, and seeking compensatory and punitive damages as well as legal fees. We intend to vigorously contest the counterclaim and do not believe that we will incur any material liability in connection therewith.

Recently Issued Accounting Standards With Pending Adoptions

There currently are no recently issued accounting standards with pending adoptions that have any applicability to us.

Our Risks and Uncertainties

We Have A History Of Losses And Anticipate Future Losses Which Will Compel Us To Seek Additional Capital.

For the fiscal year ended October 31, 2003, we sustained a loss of approximately $(4,462,182) and for the fiscal year ended October 31, 2002, we sustained a loss of $(6,490,465). Future losses are anticipated to occur. We continue to have insufficient cash flow to grow operations and we cannot assure you that we will be successful in reaching or maintaining profitable operations.

We Have A Limited Product Range Which Must Be Expanded In Order To Effectively Compete.

To effectively compete in our industry, we need to continue to expand our business and generate greater revenues so that we have the resources to timely develop new products. We must continue to market our products and services through our direct sales force and expand our e-commerce distribution channels. At the present time, we have no other products in the development process. We cannot assure you that we will be able to grow sufficiently to provide the range and quality of products and services required to compete.

We Have Few Proprietary Rights, The Lack Of Which May Make It Easier For Our Competitors To Compete Against Us.

With the exception of our XELA Keyboard to which we have certain exclusive proprietary rights, the balance of our products, principal and otherwise, are not covered by any exclusive proprietary rights. While we have no current knowledge of any of our principal products being marketed directly by our vendors or indirectly by others, there can be no assurance as to the prospective absence of significant competition.

Our  Continuing   Inability  To  Perform  Meaningful  Research  And  Development
Activities Directed At Ultimately Marketing Our Own Patented Proprietary Products Makes Us Highly Susceptible To Competition.

Given our currently limited financial and other resources, we currently perform no research and development activities. Historically, we primarily have relied upon acquiring or licensing technologies and products from unrelated third-parties. While we have periodically performed limited in-house research and development in the past, we did not perform any in-house research and development during the fiscal years ended October 31, 2003 and 2002, as reported herein. Our continuing inability to perform meaningful research and development activities directed at ultimately marketing our own patented proprietary products makes us highly susceptible to competition.

If We Are Required For Any Reason To Repay Any of Our Convertible Debentures We Currently Have Outstanding, We Would Be Required To Deplete Our Working Capital, If Available, Or Raise Additional Funds. Our Failure To Repay The Convertible Debentures, If Required, Could Result In Legal Action Against Us, Which Could Require The Sale Of Substantial Assets.

As of February 13, 2004, we had an aggregate of $1,593,047 worth of convertible debentures outstanding. We anticipate that the full amount of the convertible debentures, together with accrued interest, will be converted into shares of our common stock, in accordance with the terms of the convertible debentures. If we are required to repay the convertible debentures, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the debentures when required, the debenture holders could commence legal action against us to recover the amounts due which ultimately could require the disposition of some or all of our assets. Any such action would require us to curtail or cease operations.

The Continuously Adjustable Conversion Price Feature Of Our Convertible Debentures May Encourage The Debenture Holders To Make Short Sales Of Our Common Stock, Which Could Have A Depressive Effect On The Price Of Our Common Stock And Could Require Us To Issue A Substantially Greater Number Of Shares.

Our outstanding convertible debentures are convertible into shares of our common stock at a discount to the trading price of our common stock. The conversion feature may encourage the debenture holders to make short sales of the common stock prior to their conversions. Such sales could significantly depress the price of the common stock, allowing the debenture holders to convert into a substantially larger number of shares of common stock, which would have a depressive effect on the market price of our stock.

This Report Contains Forward-Looking Statements Within the Meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended.

Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as "anticipate," "estimate," "plans," "projects," "continuing," "ongoing," "expects," "management believes," "we believe," "we intend" and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the "Risk Factors" contained on pages 2 through 8 of this Report.

Because the factors discussed in this Report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on behalf of our company, you should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward- looking statements.

ITEM 7.  OUR CONSOLIDATED FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

iBIZ Technology Corp. and Subsidiaries                                    Page
                                                                         ------

Report of Independent Certified Public Accountants....................   F - 1
Consolidated Balance Sheet............................................   F - 2
Consolidated Statements of Loss.......................................   F - 3
Consolidated Statements of Changes in Stockholders' Deficit...........   F - 4
Consolidated Statements of Cash Flows.................................   F - 5
Notes to Consolidated Financial Statements............................   F - 7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To The Board of Directors and Stockholders of iBIZ Technology Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheet of iBIZ Technology Corp. and Subsidiaries as of October 31, 2003, and the related consolidated statements of loss, changes in stockholders' deficit and cash flows for the fiscal years ended October 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of iBIZ Technology Corp. and Subsidiaries as of October 31, 2003, and the consolidated results of their operations and their cash flows for the fiscal years ended October 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

                                                        /s/ Farber & Hass, LLP

Camarillo, California
January 21, 2004

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                     ASSETS
                                                                    October 31,
                                                                       2003
                                                                   ------------

Current assets:
   Cash .........................................................  $      2,140
   Restricted cash equivalent (Note 3) ..........................        10,000
   Accounts receivable, net (Note 4) ............................       111,322
   Inventories, net (Note 5) ....................................        43,842
   Prepaid expenses .............................................        24,057
                                                                   ------------
Total current assets ............................................       191,361
Property and equipment, net (Note 6) ............................        63,329
Intellectual property rights, net (Note 7) ......................        61,000
Note receivable from officer, net (Note 8) ......................            --
Deposits ........................................................         2,500
                                                                   ------------
Total assets ....................................................  $    318,190
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable .............................................  $    581,637
   Accrued liabilities (Note 10) ................................     2,306,911
   Deferred income ..............................................         5,570
   Notes payable (Note 11) ......................................       124,920
   Current maturities of convertible debentures (Notes 12 and 19)     3,265,837
                                                                   ------------
Total current liabilities .......................................     6,284,875
Convertible debentures (Notes 12 and 19) ........................       750,000
                                                                   ------------
Total liabilities ...............................................     7,034,875
                                                                   ------------

Commitments and contingencies (Notes 10, 17 and 18)

Stockholders' deficit (Notes 13 and 19):
   Preferred stock, $.001 par value; 50,000,000 shares
     authorized; none issued or outstanding .....................            --
   Common stock, $.001 par value; 5,000,000,000 shares
     authorized; 649,893,721 issued and outstanding .............       649,894
   Additional paid-in capital ...................................    17,431,753
   Accumulated deficit ..........................................   (24,798,332)
                                                                   ------------
Total stockholders' deficit .....................................    (6,716,685)
                                                                   ------------
Total liabilities and stockholders' deficit .....................  $    318,190
                                                                   ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF LOSS

                                                                     Fiscal Year       Fiscal Year
                                                                       Ended              Ended
                                                                  October 31, 2003  October 31, 2002
                                                                  ----------------  ----------------
Revenues:
      Net product sales .........................................   $     453,797    $     324,285
      Maintenance services ......................................          31,585           31,993
                                                                    -------------    -------------
Total revenues ..................................................         485,382          356,278
                                                                    -------------    -------------
Cost of revenues:
      Cost of product sales .....................................         497,275          356,594
      Cost of maintenance services ..............................          21,728           22,846
                                                                    -------------    -------------
Total cost of revenues ..........................................         519,003          379,440
                                                                    -------------    -------------

Gross loss ......................................................         (33,621)         (23,162)

Operating expenses:
      Selling, general and administrative .......................       1,614,255        1,402,063
      Officer bonuses (Note 13) .................................       1,045,287          114,713
      Write-down of molds and property rights (Notes 6 and 7) ...         125,000               --
                                                                    -------------    -------------
Total operating expenses ........................................       2,784,542        1,516,776
                                                                    -------------    -------------

Loss from operations ............................................      (2,818,163)      (1,539,938)

Non-operating income (expenses):
      Interest and miscellaneous income (Note 14) ...............          88,624           63,064
      Interest and financing expenses (Note 15) .................      (1,732,593)      (4,533,987)
                                                                    -------------    -------------
Total non-operating expenses, net ...............................      (1,643,969)      (4,470,923)
                                                                    -------------    -------------

Loss from continuing operations before provision for income taxes      (4,462,132)      (6,010,861)
Provision for income taxes ......................................              50               50
                                                                    -------------    -------------
Loss from continuing operations .................................      (4,462,182)      (6,010,911)
                                                                    -------------    -------------
Discontinued operations (Note 16):
      Loss from operations of discontinued businesses ...........              --         (127,950)
      Loss on disposition of equipment ..........................              --         (351,604)
                                                                    -------------    -------------
Loss from discontinued operations ...............................              --         (479,554)
                                                                    -------------    -------------
Net loss ........................................................   $  (4,462,182)   $  (6,490,465)
                                                                    =============    =============
Net loss per common share - basic and diluted:
      Continuing operations .....................................   $       (0.02)   $       (0.23)
      Discontinued operations ...................................              --            (0.02)
                                                                    -------------    -------------
Net loss per common share - basic and diluted ...................   $       (0.02)   $       (0.25)
                                                                    =============    =============
Weighted average number of common shares outstanding -
   basic and diluted ............................................     231,553,359       26,404,820
                                                                    =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                                                         Common Stock           Additional
                                                 ---------------------------      Paid-in      Accumulated
                                                    Shares         Amount         Capital        Deficit          Total
                                                 ------------   ------------   ------------   ------------    ------------
Balances as of October 31, 2001 ..............      9,986,320   $      9,986   $  9,891,221   $(13,845,685)   $ (3,944,478)

Common stock issued for cash (Note 13) .......      3,000,000          3,000         76,500             --          79,500

Common stock issued for services received and
   in settlement of accounts payable (Note 13)      6,146,200          6,147        500,215             --         506,362

Common stock issued to officers and other
   employees as retention bonuses (Note 13) ..     18,778,104         18,778        228,287             --         247,065

Issuance of common stock to President as
   compensation, net (Note 13) ...............        571,440            571         85,145             --          85,716

Beneficial conversion feature of debentures
   issued (Note 13) ..........................             --             --      4,283,930             --       4,283,930

Common stock issued upon conversion of
   debentures and accrued interest, net of
   related issuance costs (Note 13) ..........      6,518,033          6,518        284,070             --         290,588

Net loss .....................................             --             --             --     (6,490,465)     (6,490,465)
                                                 ------------   ------------   ------------   ------------    ------------

Balances as of October 31, 2002 ..............     45,000,097         45,000     15,349,368    (20,336,150)     (4,941,782)

Common stock issued for cash (Note 13) .......     36,691,176         36,691             --             --          36,691

Common stock issued for services received and
   in settlement of accounts payable (Note 13)     44,161,764         44,162        204,088             --         248,250

Common stock issued to officers and other
   employees as retention bonuses (Note 13) ..    253,063,228        253,063        442,125             --         695,188

Beneficial conversion feature of debentures
   issued (Note 13) ..........................             --             --      1,379,077             --       1,379,077

Common stock issued upon conversion of
   debentures and accrued interest, net of ...    270,977,456        270,978         57,095             --         328,073
   related issuance costs (Note 13)

Net loss .....................................             --             --             --     (4,462,182)     (4,462,182)
                                                 ------------   ------------   ------------   ------------    ------------
Balances as of October 31, 2003 ..............    649,893,721        649,894     17,431,753    (24,798,332)     (6,716,685)
                                                 ============   ============   ============   ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Fiscal Year    Fiscal Year
                                                                                Ended          Ended
                             October 31, October 31,
                                    2003 2002
                                                                             -----------    -----------
Cash flows from operating activities:
   Loss from continuing operations .......................................   $(4,462,182)   $(6,010,911)
   Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
       Loss from discontinued operations (Note 16) .......................            --       (479,554)
     Depreciation of property and equipment and amortization of
       intellectual property rights ......................................        60,875         27,837
      Write-down of molds and property rights (Notes 6 and 7) ............       125,000             --
      Provisions for sales returns, rebates and doubtful accounts (Note 4)        94,731         14,798
      Provision for inventory obsolescence (Note 5) ......................        33,100         90,035
      Gains on settlements of obligations to vendors (Note 13) ...........       (85,733)       (44,754)
      Common stock issued for services received (Note 13) ................       193,894          6,151
      Common stock issued to officers and other employees as retention
       bonuses (Note 13) .................................................       695,188        247,065
      Beneficial conversion feature of debentures (Notes 12 and 13) ......     1,379,077      4,283,930
   Net changes in operating assets and liabilities:
     Accounts receivable .................................................      (194,186)        67,082
     Inventories .........................................................        18,658        (18,894)
     Prepaid expenses ....................................................        (6,057)        36,127
     Deposits ............................................................            --         13,512
     Accounts payable ....................................................       177,134        554,273
     Accrued liabilities .................................................     1,187,201        540,671
     Deferred income .....................................................          (346)         1,421
                                                                             -----------    -----------
Net cash used in operating activities ....................................      (783,646)      (671,211)
                                                                             -----------    -----------
Cash flows from investing activities:
   Purchases of property and equipment (Note 7) ..........................            --        (50,000)
   Purchase of intellectual property rights (Note 7) .....................            --       (200,000)
   Proceeds from asset sales .............................................            --         48,635
                                                                             -----------    -----------
Net cash used in investing activities ....................................            --       (201,365)
                                                                             -----------    -----------
Cash flows from financing activities:
   Net proceeds from issuances of note payable (Note 11) .................        90,000             --
   Net proceeds from issuances of convertible debentures (Note 12) .......       686,813        848,723
   Net proceeds from issuances of common stock (Note 13) .................        36,691         79,500
   Principal payments on notes payable (Note 11) .........................       (18,666)       (61,680)
   Restricted cash equivalent (Note 3) ...................................       (10,000)            --
                                                                             -----------    -----------
Net cash provided by financing activities ................................       784,838        866,543
                                                                             -----------    -----------

Net increase (decrease) in cash and cash equivalents .....................         1,192         (6,033)
Cash at beginning of period ..............................................           948          6,981
                                                                             -----------    -----------
Cash at end of period ....................................................   $     2,140    $       948
                                                                             ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                                        Fiscal Year   Fiscal Year
                                                                           Ended         Ended
                             October 31, October 31,
                                    2003 2002
                                                                        -----------   -----------
Supplemental schedule of cash activities:
   Interest paid in cash ............................................   $     8,566   $    33,209
   Taxes paid in cash ...............................................            50            50

Supplemental schedule of non-cash investing and financing activities:
Debenture principal and accrued interest thereon converted to
common stock (Notes 12 and 13) ......................................       328,073       290,588
Officer bonuses paid in common stock (Note 13) ......................       695,188       247,065
Issuance of common stock for services received and in settlement of
accounts payable (Note 13) ..........................................       248,250       506,362


              The accompanying notes are an integral part of these
                             consolidated financial statements.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS, ORGANIZATIONAL STRUCTURE AND PRINCIPLES OF CONSOLIDATION

iBIZ Technology Corp., together with its wholly-owned subsidiaries (the "Company"), a Florida corporation, headquartered in Phoenix, Arizona, primarily is a marketer and distributor of various accessories primarily intended for use with Personal Digital Assistants ("PDAs"). The Company conducts substantially all of its operations through its wholly-owned subsidiary, iBIZ, Inc. The Company's other wholly-owned subsidiaries, Invnsys Technology Corporation and Qhost, Inc. have been inactive since their respective operations were discontinued (See "Note 15 - Discontinued Operations" for further details).

These consolidated financial statements include the operations of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year-End

The Company's fiscal year-end is October 31st. References herein to a fiscal year refer to the calendar year in which such fiscal year ends.

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

Reclassifications

Certain amounts in the consolidated financial statements for the prior fiscal year have been reclassified to be consistent with the current fiscal year's presentation.

Cash and Cash Equivalents

The Company maintains its cash balances with high quality financial institutions thereby minimizing any associated credit risks. For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no unrestricted cash equivalents at October 31, 2003 and 2002.

Accounts Receivable and Related Allowances for Sales Returns, Customer Rebates and Doubtful Accounts

The Company's accounts receivable are reported net of related allowances for probable sales returns, customer rebates and doubtful accounts. Management believes that the concentration of credit associated with the Company's accounts receivable portfolio is primarily limited to large national retailers, the credit worthiness of such it monitors.

The Company unconditionally accepts product returns during the initial thirty days following the date of sale. Additionally, the Company periodically offers promotional rebates of a limited duration, typically one week, on certain product sales for which it outsources the processing and tracking of related customer submissions. The periodic provisions made by the Company to establish and maintain appropriate allowances for sales returns and customer rebates are charged to its results of operations via offsets to its gross product sales. Such provisions are based on management's estimates of probable sales returns and customer rebates which, in turn, are based on its

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable and Related Allowances for Sales Returns, Customer Rebates and Doubtful Accounts (continued)

relevant historical experience and future expectations. Actual sales returns and customer rebates realized by the Company are charged against the related allowances with any favorable or unfavorable experience, as compared to management's preceding estimates, having a correspondingly impact on its results of operations.

The Company routinely offer its customers payment terms that range from 30 to 60 days. The Company does not access interest on, nor does it require any securing collateral of, past due customer balances. The periodic provisions made by the Company to establish and maintain an appropriate allowance for doubtful accounts are charged to its results of operations via increases to its selling, general and administrative expenses. Such provisions are based on specifically identified accounts that management believes to be uncollectible based on facts then known to it and accounts that are past due beyond a certain date. Actual collection experience realized by the Company on previously designated doubtful accounts is charged against the allowance for doubtful accounts with any favorable or unfavorable experience, as compared to management's preceding estimates, having a correspondingly impact on its results of operations.

Inventories

Inventories, which consist solely of finished good available for sale, are stated at the lower of average cost or market, reduced by an appropriate allowance estimated by management for probable obsolescence. The Company records an allowance for obsolescence based on its historical experience and future expectations. The periodic provisions made by the Company to establish and maintain an appropriate allowance for obsolescence are charged to its results of operations via increases to its cost of product sales. Actual disposition experience realized by the Company on previously designated obsolete inventory is charged against the allowance for obsolescence with any favorable or unfavorable experience, as compared to management's preceding estimates, having a corresponding impact on its results of operations.

Prepaid Expenses

The Company amortizes its prepaid expenses on a straight-line basis over the period during which it will receive the underlying services.

Property and Equipment

Property and equipment are recorded at cost. Cost includes expenditures for major additions and improvements. Maintenance and repairs which do not extend the useful life of the related property or equipment are charged to operations as incurred. The provision for related depreciation has been computed using the straight-line method over the following estimated useful lives: office furniture and equipment - five to ten years; tooling - three years; vehicle - five years; machinery and equipment - ten years; and molds - five years.

The net book value of property and equipment sold or retired is removed from the asset and related depreciation accounts with any resulting net gain or loss included in the determination of the Company's results of operations.

Intellectual Property Rights

Direct costs incurred in acquiring intellectual property rights have been capitalized and are being subsequently amortized into operating results on a straight-line basis over estimated useful lives of three years.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets

Management, on at least a quarterly basis, evaluates each of the Company's long-lived assets for impairment by comparing the related estimated future cash flows, on an undiscounted basis, to its net book value. If impairment is indicated, the net book value is reduced to an amount equal to the estimated future cash flows, on an appropriately discounted basis.

Deferred Financing Costs

Direct costs incurred in connection with the issuance of debt instruments are initially deferred and subsequently amortized using the interest method over the term in which the related debt remains outstanding. However, in those cases where the fair value attributable to any beneficial conversion feature of the debt instrument indicates that, despite its legal form, the underlying substance of the instrument is that of equity, the Company offsets the direct issuance costs incurred immediately against the fair value allocated to additional paid-in capital.

Deferred Income Taxes

Deferred income tax assets and liabilities are recognized for the expected future income tax benefits or consequences, based on enacted laws, of temporary differences between tax and financial statement reporting. Deferred tax assets are then reduced by a valuation allowance for the amount of any tax benefits that more likely than not, based on current circumstances, are not expected to be realized.

Beneficial Conversion Rights

The Company periodically issues debentures that have non-detachable conversion features. In those instances where the stated conversion price reflects a discount from the then prevailing market price of the Company's common stock, management makes, at the date of the issuance, an estimate as to the fair value of this beneficial conversion feature. The value assigned to the beneficial conversion feature is then immediately recognized in the Company's results of operations via an interest/financing charge with a corresponding credit to additional paid-in capital.

Non-Cash Equity Issuances

The Company periodically issues shares of its common stock in exchange for, or in settlement of, services. The Company's management values the shares issued in such transactions at either the then market price of the Company's common stock, after taking into consideration factors such as the volume of shares issued or trading restrictions, or the value of the services received, whichever is more readily determinable.

Fair Value of Financial Instruments

Management believes that the carrying values reported for the Company's accounts receivable, accounts payable, and accrued expenses materially approximated their respective fair values at each balance sheet date due to the immediate or short-term maturity of these financial instruments. Management also believes that the carrying values reported for the Company's outstanding debentures materially approximated their respective fair values at each balance sheet date as the stated rates of interest reflected then prevailing market rates of interest. The estimated fair value amounts have been determined by the Company's management using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

In accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," the Company recognizes a product sale, including related shipping and handling income, and the cost of the sale, upon product shipment provided that all material risks and rewards of ownership are concurrently transferred from the Company to its customer, collection of the related receivable is reasonably assured, and management is able to reliably estimate appropriate allowances for probable sales returns and customer rebates based on its relevant historical experience and future expectations. Cost of sales primarily consists of direct labor, material and overhead, including freight-in costs, warehousing costs, shipping and handling costs, and inventory valuation adjustments for obsolescence.

The Company recognizes revenues from maintenance services on a straight-line basis over the terms of the respective underlying maintenance agreements, which range from three months to one year in duration. Any prepaid, yet unearned, portion of a maintenance agreement is recorded as deferred income. The Company is no longer actively marketing these computer-related maintenance services, which primarily remain with financial institutions, and, as a result, does not expect the related revenues to be material in future fiscal periods.

Major Customers

Two customers individually accounted for approximately 35% and 13% of the Company's consolidated net sales for fiscal 2003, with one such customer accounting for approximately 64% of accounts receivable at October 31, 2003. Two different customers individually accounted for approximately 21% and 18% of the Company's consolidated net sales for fiscal 2002.

Major Vendors

Two vendors individually accounted for approximately 24% and 20% of the Company's inventory purchases during fiscal 2003. Two vendors individually accounted for approximately 58% and 23% of the Company's inventory purchases during fiscal 2002.

Product Warranties

The Company's products are accompanied by limited liability warranties of one year durations against defects in material or workmanship. At the time of each product's sale, management makes an estimate based on the Company's historical experience and future expectations of the probable future cost to be incurred in honoring the accompanying warranty and accrues a corresponding liability. To date, the Company's warranty liabilities, in the aggregate, have not been material.

Advertising Costs

The Company expenses all advertising costs as incurred. Consolidated selling, general and administrative expenses include advertising costs of $45,028 and $23,167 for fiscal 2003 and 2002, respectively.

Product Research and Development

The Company incurred no research and development costs during fiscal 2003 and 2002.

Net Loss Per Share

Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the fiscal year. At October 31, 2003 and 2002, the Company had stock warrants

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Loss Per Share (continued)

outstanding that could potentially be exercised into 5,082,205 additional common shares. The Company additionally had debentures outstanding at October 31, 2003 and 2002 the conversion price of which will be established as of the date of any subsequently elected conversion, thus the number of potentially issuable common shares pursuant to the terms of these unexercised conversion rights will not be previously determinable. Should the Company report net income in a future period, diluted net income per share will be separately disclosed giving effect to the potential dilution that could occur if the then outstanding stock warrants were exercised into common shares.

Segment Reporting

The Company's chief operating decision makers consist of members of senior management that work together to allocate resources to, and assess the performance of, the Company's business. Senior management currently manages the Company's business, assesses its performance, and allocates its resources as a single operating segment. To date, the Company's products and services have been principally marketed to customers residing within the United States of America. Net revenues realized from customers residing in other geographic markets were less than ten percent of consolidated net revenues in fiscal 2003 and 2002, respectively.

Accounting Standards Adopted During Fiscal 2003

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which revises the accounting for purchased goodwill and other intangible assets. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives will no longer be systematically amortized into operating results. Instead, each of these assets will be tested, in the absence of an indicator of possible impairment, at least annually, and upon an indicator of possible impairment, immediately.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related obligation for its recorded amount or incurs a gain or loss upon settlement.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("SFAS No. 144"). SFAS No. 144 was issued to resolve certain implementation issues that had arisen under SFAS No. 121. Under SFAS No. 144, a single uniform accounting model is required to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and certain additional disclosures are required.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements, by rescinding SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 ("APBO No. 30") will now be used to classify those gains and losses. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Finally, SFAS No. 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting Standards Adopted During Fiscal 2003 (continued)

The Company adopted the provisions of SFAS No. 145 that amended SFAS No. 13, as required, on May 15, 2002, for transactions occurring after such date with no material impact on its consolidated financial statements. The Company adopted SFAS Nos. 142, 143 and 144, as well as the remaining provisions of SFAS No. 145, as required, on November 1, 2002, with no material impact on its accompanying consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 was issued to address the financial accounting and reporting for costs associated with exit or disposal activities, unless specifically excluded. SFAS No. 146 requires that a liability for a cost associated with a covered exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred, except for a liability for one-time termination benefits that is incurred over time. If employees are not required to render service until they are terminated in order to receive the one-time termination benefits or if employees will not be retained to render service beyond the minimum retention period (as dictated by existing law, statute or contract, or in the absence thereof, 60 days), a liability for the termination benefits shall be recognized and measured at its fair value at the communication date. If employees are required to render service until they are terminated in order to receive the one-time termination benefits and will be retained to render service beyond the minimum retention period, a liability for the termination benefits shall be measured initially at the communication date based on the fair value of the liability as of the termination date. The liability shall be recognized ratably over the future service period. SFAS No. 146 also dictates that a liability for costs to terminate an operating lease or other contract before the end of its term shall be recognized and measured at its fair value when the entity terminates the contract in accordance with the contract terms. A liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit to the entity is to be recognized and measured at its fair value when the entity ceases using the right conveyed by the contract. SFAS No. 146 further dictates that a liability for other covered costs associated with an exit or disposal activity be recognized and measured at its fair value in the period in which the liability is incurred. The Company adopted SFAS No. 146, as required, on January 1, 2003, with no material impact on its accompanying consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The Company adopted FIN 45, as required, on January 1, 2003, with no material impact on its accompanying consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation --- Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS No. 148"). SFAS No. 148 amended SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") to provide for alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 further amends the disclosure provisions of SFAS No. 123 and APBO No. 28 to require prominent annual and interim disclosures about the effects on reported net income or loss of an entity's accounting policy decisions with respect to stock-based employee compensation. As the Company continues to account for any stock-based employee compensation under the intrinsic value based method allowed by APBO No. 25, its adoption of the disclosure provisions of SFAS No. 148, as required, on November 1, 2002 had no material impact on its accompanying consolidated financial statements.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting Standards Adopted During Fiscal 2003 (continued)

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The Company adopted SFAS No. 149, as required, on July 1, 2003 with no material impact on its accompanying consolidated financial statements..

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. The Company adopted SFAS No. 150, as required, on May
31, 2003 for financial instruments entered into or modified after such date, with no material impact on its accompanying consolidated financial statements. The remaining provisions of SFAS No. 150 were effective beginning with the Company's fiscal 2003 fourth quarter ended October 31, 2003 and must be applied prospectively by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at August 1, 2003. The Company adopted these remaining provisions of SFAS No. 150, as required, on August 1, 2003, with no material impact.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). In December 2003, the FASB issued a revision to FIN 46. This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. As the Company has not had, and continues not to have, any ownership in variable interest entities, its adoption of FIN 46, as originally required, on November 1, 2003, had no material impact on its accompanying consolidated financial statements. The FASB's subsequent revision of FIN 46 also had no material impact on the Company's accompanying consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

There currently are no recently issued accounting standards with pending adoptions that have any applicability to the Company.


3.    RESTRICTED CASH

The Company has pledged $10,000 of its cash to secure a letter of credit guaranteeing the payment of rebates to the customers of a major retailer. The letter of credit will expire in June 2004.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. ACCOUNTS RECEIVABLE AND ALLOWANCES FOR SALES RETURNS, CUSTOMER REBATES AND DOUBTFUL ACCOUNTS

The Company's accounts receivable, net, consists of:

                                                                    October 31,
                                                                       2003
                                                                   ------------
         Accounts receivable, gross............................    $    174,489
         Allowances for sales returns, customer rebates
           and doubtful accounts                                        (63,167)
                                                                   ------------
         Accounts receivable, net..............................    $    111,322
                                                                   ============


The following schedule sets forth the activity in the Company's allowance for sales returns:

                                                   Fiscal Year     Fiscal Year
                                                      Ended           Ended
                                                   October 31,     October 31,
                                                       2003            2002
                                                  -------------- --------------
         Balance, beginning of year...............$        1,600 $       19.862
         Provisions...............................        46,354          1,600
         Returns..................................       (20,716)       (19,862)
                                                  -------------- --------------
         Balance, end of year.....................$       27,238 $        1,600
                                                  ============== ==============


The following schedule set forth the activity in the Company's allowance for customer rebates:

                                                   Fiscal Year     Fiscal Year
                                                      Ended           Ended
                                                   October 31,     October 31,
                                                       2003            2002
                                                  -------------- --------------
         Balance, beginning of year...............$           -- $           --
         Provisions...............................        12,429             --
         Rebates..................................            --             --
                                                  -------------- --------------
         Balance, end of year.....................$       12,429 $           --
                                                  ============== ==============


The following schedule set forth the activity in the Company's allowance for doubtful accounts:

                                                   Fiscal Year     Fiscal Year
                                                      Ended           Ended
                                                   October 31,     October 31,
                                                       2003            2002
                                                  -------------- --------------
         Balance, beginning of year...............$       56,509 $       50,000
         Provisions...............................        35,948         13,198
         Write-offs, net of recoveries............       (68,957)        (6,689)
                                                  -------------- --------------
         Balance, end of year.....................$       23,500 $       56,509
                                                  ============== ==============

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.    Inventories, net

Inventories, net, consists of the following:

                                                               October 31,
                                                                  2003
                                                              ------------
         Inventories, gross................................   $     76,942
         Less allowance for inventory obsolescence.........        (33,100)
                                                              ------------
         Inventories, net..................................   $     43,842
                                                              ============


The following schedule set forth the activity in the Company's allowance for obsolescence:

                                                    Fiscal Year     Fiscal Year
                                                       Ended           Ended
                                                    October 31,     October 31,
                                                        2003            2002
                                                   -------------   ------------
         Balance, beginning of year............... $          --   $        --
         Provisions...............................        33,100        90,035
         Write-offs, net of recoveries............            --       (90,035)
                                                   -------------  ------------
         Balance, end of year..................... $      33,100   $        --
                                                   =============  ============


6. Property and Equipment, net

Property and equipment, net, consists of the following:

                                                                   October 31,
                                                                      2003
                                                                   -----------
         Office furniture and equipment.........................   $    81,027
         Tooling................................................        68,100
         Vehicle................................................        39,141
         Machinery and equipment................................        37,641
         Molds..................................................        25,000
                                                                   -----------
         Property and equipment, gross..........................       250,909
         Less accumulated depreciation, including write-down....      (187,580)
                                                                   -----------
         Property and equipment, net............................   $    63,329
                                                                   ===========

During its fiscal 2003 fourth quarter, the Company recognized a $25,000 impairment charge to write-down the then carrying value of molds for its Xela Case Keyboard. See "Note 7 - Intellectual Property Rights, net" for further related details.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.    INTELLECTUAL PROPERTY RIGHTS, NET

Intellectual property rights, net, consist of the following:

                                                                    October 31,
                                                                       2003
                                                                   ------------
         Intellectual property rights, gross.....................  $    200,000
         Less accumulated amortization., including write-down....      (139,000)
                                                                   ------------
         Intellectual property rights, net.......................  $     61,000
                                                                   ============

In July 2002, the Company purchased the intellectual property rights underlying and molds for its Xela Case Keyboard for $200,000 and $50,000, respectively. Upon the Xela Keyboard becoming fully developed and available for sale to the general public, the Company began amortizing these intellectual property rights on a straight-line basis over an estimated useful life of three years. In connection with the acquisition of these intellectual property rights, the Company became obligated to pay the seller a royalty of two dollars per unit sold on the first one million units sold.

During the Company's fiscal 2003 fourth quarter, the Company's management downwardly revised its estimate of the anticipated cash flows to be derived from future sales of the XELA Keyboard as a result of lower than anticipated sales. As a result, the Company correspondingly recognized a $100,000 impairment charge to write-down the underlying intellectual property rights, which is reflected in the immediately preceding schedule.


8.    Note Receivable from Officer, net

The Company's privately-held predecessor (Southwest Financial) advanced monies to its sole shareholder, Ken Schilling. When the Company entered into a reverse merger in January 1999, the Company executed a note receivable consolidating these past advances which had a stated interest rate of 6.0% per annum, was collateralized by personally owned shares of the Company's common stock, and was payable upon demand. As the collaterizing common stock was subsequently donated to the Company during fiscal 2001 in order to facilitate its procurement of certain necessary corporate financing, the aforementioned note receivable became unsecured. In the absence of any collateral, given certain other concerns regarding its collectability, the Board of Directors directed management during fiscal 2001 to establish a full allowance against the note receivable, thus reducing its then net carrying value to zero.


9.    Deferred Tax Assets

Deferred tax assets, net, at October 31, 2003 consist of the following:

                                                                    October 31,
                                                                       2003
                                                                  -------------
         Net operating loss carry-forwards......................  $   2,900,500
         Accrued expenses and miscellaneous.....................          8,800
                                                                  -------------
         Deferred tax assets, gross.............................      2,909,300
         Valuation allowance....................................     (2,909,300)
                                                                  -------------
         Deferred tax assets, net...............................  $          --
                                                                  =============

The Company's net operating loss carry-forwards, which aggregated $14,524,938 at October 31, 2003, expire in varying amounts during calendar years 2010 through 2023.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. DEFERRED TAX ASSETS (CONTINUED)

A reconciliation of the valuation allowance follows:

                                                                   Fiscal Year
                                                                      Ended
                                                                   October 31,
                                                                      2003
                                                                  -------------
         Balance, beginning of year..........................     $   1,158,265
         Additions...........................................         1,751,035
                                                                  -------------
         Balance, end of year................................     $   2,909,300
                                                                  =============


10.   ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                                   October 31,
                                                                      2003
                                                                  ------------
         Accrued interest....................................     $    741,398
         Accrued wages.......................................          670,077
         Accrued bonuses.....................................          578,000
         Accrued payroll and income taxes....................          216,940
         Accrued sales commissions...........................           51,762
         Accrued vacation....................................           47,051
         Accrued royalties...................................            1,683
                                                                  ------------
         Total accrued liabilities...........................     $  2,306,911
                                                                  ============

The Company remains liable to the U.S. Internal Revenue Service ("IRS") for approximately $65,000 in unpaid payroll taxes, and subsequently assessed interest, for certain periods through its first quarter of 1999. The Company has continued to accrue for this liability in its consolidated financial statements. It is management's intention to seek a reduced settlement of this liability with the IRS, if and when, the Company has surplus working capital allowing it to timely honor any such settlement. As of October 31, 2003, the IRS had not yet assessed, nor has the Company accrued for, any related penalties.


11.   NOTES PAYABLE

Notes payable consist of the following:

                                                                   October 31,
                                                                      2003
                                                                  ------------
         Note payable - Enterprise Capital AG................     $     90,000
         Note payable - Gammage and Burnham..................           30,000
         Note payable - Community First National Bank........            4,920
                                                                  ------------
         Total notes payable.................................     $    124,920
                                                                  ============

The note payable from Enterprise Capital AG is unsecured, has no stated rate of interest and has no maturity date. The note payable to Gammage and Burnham is secured by the Company's accounts receivable, has no stated rate of interest or maturity date, and requires periodic repayments of the outstanding principal as the securing accounts receivable are realized. The note payable to Community First National Bank is secured by a fully-depreciated

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. NOTES PAYABLE (CONTINUED)

automobile, accrues interest at 7.0% per annum, and requires monthly payments of principal and interest rate of $545 through its March 7, 2004 maturity date. At October 31, 2003, the Company was in default of the notes payable to Gammage and Burnham and Community First National Bank. See "Note 20 - Subsequent Events" for details regarding the subsequent repayment of the note payable to Gammage and Burnham.

12. CONVERTIBLE DEBENTURES

The Company's outstanding convertible debentures consist of the following:

                                                                  October 31,
                                                                     2003
                                                                -------------
         KCM, LLC.    ......................................... $   1,668,702
         AJW Offshore, LLC, AJW Qualified Partners, LLC and
           AJW Partners, LLC (collectively, "AJW Entities")....     1,033,150
         Lites Trading Company.................................       750,000
         Laurus Master Fund, Ltd...............................       323,985
         Alpha Capital Alktiengesellschaft.....................       240,000
                                                                -------------
         Total debentures outstanding.......................... $   4,015,837
         Current maturities - Fiscal 2004...................... $  (3,265,837)
                                                                -------------
         Non-current maturities - Fiscal 2005.................. $      750,000
                                                                =============

The Company's outstanding debentures to KCM, LLC (KCM") were issued October 31, 2000 through January 15, 2002 in the original aggregate amount of $5,000,000, are unsecured, accrued interest at 8.0% per annum, with interest only payments due on the first day of each subsequent calendar quarter beginning January 1, 2001, and became due and payable on October 31, 2003. KCM has the stated unilateral right to initially convert one-half of any outstanding principal and accrued interest thereon at any time into shares of the Company's common stock at the lesser of (i) 80% of the average of the three lowest closing bid prices over the preceding twenty-two consecutive trading days or (ii) 80% of the average of the five lowest closing bid prices over the preceding sixty consecutive trading days. KCM has the stated unilateral right to subsequently convert the remaining one-half of any outstanding principal and accrued interest thereon at any time into shares of the Company's common stock at 86% of the average of the three lowest closing bid prices over the preceding ten consecutive trading days. The Company is required to reserve twice the number of its common shares necessary to accommodate the conversion of any then unpaid principal and accrued interest thereon, plus the exercise of the warrants described below, and it will incur certain penalties if any conversion or exercise shares are not issued within the specified timeframe. KCM also received anti-dilution rights allowing it to participate in any prospective issuances by the Company of shares of its common stock. As it was unable to redeem the $1,668,702 aggregate principal balance, and $367,568 aggregate accrued interest thereon, of these outstanding debentures when they became due and payable on October 31, 2003, the Company became in default at which time the then aggregate outstanding principal and interest balance began accruing interest at the stated default rate of 20.0% per annum. In connection with the original issuance of these debentures, the Company granted KCM detachable warrants entitling it to subsequently purchase over a five-year period 371,667 shares of the Company's common stock at exercise prices ranging from $0.21 to $0.42 per share. These warrants remained unexercised as of October 31, 2003.

The Company's outstanding debentures to the AJW Entities ("AJW") were issued August 2002 through June 2003 in the original aggregate amount of $1,350,000, are secured by all of the Company's assets, accrued interest at 12.0% per annum, with interest only payments due on the last day of each subsequent calendar quarter beginning September 30, 2002, and became, or will become, due and payable at various dates between August 2003 and June 2004. AJW has the stated unilateral right to convert all or a portion of any outstanding principal and accrued interest thereon at any time into shares of the Company's common stock at the lesser of (i) $0.05 per common share or (ii) 50% of the

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. CONVERTIBLE DEBENTURES (CONTINUED)

average of the three lowest closing bid prices over any specified twenty successive trading days. As it was unable to redeem the $1,033,150 aggregate principal balance, and $95,458 aggregate accrued interest thereon, of these outstanding debentures as of October 31, 2003 when they previously became due and payable, the Company became in default at which time the then aggregate outstanding principal and interest balance began accruing interest at the stated default rate of 15.0% per annum. In connection with the original issuance of these debentures, the Company granted AJW detachable warrants entitling it to subsequently purchase over a five and seven year periods 3,460,000 shares of the Company's common stock at an exercise price of $0.05 and $0.01 per share, respectively. These warrants remained unexercised as of October 31, 2003.

The Company's outstanding debenture to Lites Trading Company ("LTC") was issued on March 27, 2000 in the original amount of $1,600,000, is unsecured, accrues interest at 7.0% per annum, with interest only payments due on May 1st, and December 1st of each year commencing May 1, 2000, and becomes due and payable on March 27, 2005. LTC has the stated unilateral right to convert all or a portion of any outstanding principal and accrued interest thereon at any time into shares of the Company's common stock at the lesser of (i) $14.50 per common share or (ii) 80% of the average closing bid price over any three successive trading days over the preceding twenty trading days. To the extent that a default event occurs, as defined, interest on the then unpaid principal and accrued interest thereon will subsequently accrue at 18.0% per annum. Upon any change of control in the Company, as defined, LTC may demand redemption at 125% of the aggregate unpaid principal and accrued interest thereon. The Company is required to obtain the advance approval of LTC for any proposed issuances of debt and/or equity securities, or for any proposed declarations of dividends or equity retirements, during the period in which the debenture remains outstanding. In connection with the original issuance of this debenture, the Company granted LTC detachable warrants entitling it to subsequently purchase over a five year period 37,500 shares of the Company's common stock at an exercise price of $14.50 per share. These warrants remained unexercised as of October 31, 2003.

The Company's outstanding debentures to Laurus Master Fund, Ltd. ("Laurus") were issued in April through October 2001 in the original aggregate amount of $709,723, are unsecured, accrued interest at 8.0% per annum, with interest only payments due on the last day of each subsequent calendar quarter beginning September 30, 2001, and became due and payable on October 31, 2003. Laurus has the stated unilateral right to convert all or a portion of any outstanding principal and accrued interest thereon at any time into shares of the Company's common stock at the lesser of (i) 80% of the average closing bid price over any specified three successive trading days or (ii) 80% of the average closing bid price over any specified twenty-two successive trading days. As it was unable to redeem the $323,985 aggregate principal balance, and $60,121 aggregate accrued interest thereon, of these outstanding debentures when they became due and payable on October 31, 2003, the Company became in default at which time the then aggregate outstanding principal and interest balance began accruing interest at the stated default rate of 20.0% per annum. In connection with the April 2001 issuance of debentures, the Company granted Laurus detachable warrants entitling it to subsequently purchase over a five year period 150,000 shares of the Company's common stock at an exercise price equal to the lesser of
(i) $1.23 per common shares or (ii) the average of the three lowest closing bid prices over any subsequent ten successive trading days. In connection with the July 2001 issuance of debentures, the Company granted Laurus detachable warrants entitling it to subsequently purchase over a five year period 100,000 shares of the Company's common stock at an exercise price equal to the lesser of (i) $0.48 per common shares or (ii) 105% of the average of the three lowest closing bid prices over any subsequent ten successive trading days. In connection with the August 2001 issuance of debentures, the Company granted Laurus detachable warrants entitling it to subsequently purchase over a five year period 52,500 shares of the Company's common stock at an exercise price equal to the lesser of
(i) $0.39 per common shares or (ii) 105% of the average of the three lowest closing bid prices over any subsequent ten successive trading days. In connection with the October 2001 issuance of debentures, the Company granted Laurus detachable warrants entitling it to subsequently purchase over a five year period 35,000 shares of the Company's common stock at an exercise price equal to the lesser of (i) $0.26 per common shares or (ii) 105% of the average of the three lowest closing bid prices over any subsequent ten successive trading days. These warrants remained unexercised as of October 31, 2003.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. CONVERTIBLE DEBENTURES (CONTINUED)

The Company's outstanding debentures to Alpha Capital Alktiengesellschaft ("Alpha") were issued in January and April 2002 in the original aggregate amount of $262,500, are unsecured, accrue interest at 8.0% per annum, with interest only payments due on the last day of each subsequent calendar quarter beginning March 31, 2002, and become due and payable at various dates between January 30, 2004 and April 25, 2004. Alpha has the stated unilateral right to convert all or a portion of any outstanding principal and accrued interest thereon at any time into shares of the Company's common stock at the lesser of 80% of the average of the three lowest closing bid prices over (i) any specified twenty-two successive trading days or (ii) any specified sixty successive trading days. To the extent that a default event occurs, as defined, interest on the then unpaid principal and accrued interest thereon will subsequently accrue at 20.0% per annum. In connection with the issuances of these debentures, the Company granted Alpha detachable warrants entitling it to subsequently purchase over a five year period 800,000 shares of the Company's common stock at an exercise price of $0.60 per share. These warrants remained unexercised as of October 31, 2003.

See "Note 20 - Subsequent Events" for details regarding subsequent debt conversions.


13.   STOCKHOLDERS' DEFICIT

General

On December 20, 2001, the Company's Board of Directors authorized the issuance of 3.5 million shares of the Company's preferred stock to one director and three officers in satisfaction of retention and performance bonuses. Although all of these preferred shares have been reserved for, their actual issuance was postponed due to the subsequent downturn in the Company's operations and departure of two of the officers. If and when ultimately issued, each preferred share will have a 10:1 conversion rate to common and super voting rights of 100:1. No other rights have yet been designated to these preferred shares, including, but not limited to, dividend and liquidation rights.

On September 6, 2002, the Company transacted a one-for-ten reverse stock split of its common stock. This stock split has been retroactively reflected in the financial statements as if it occurred at the date of the Company's inception.

On February 24, 2003, the Company's Board of Directors approved an amendment to the Company's Articles of Incorporation to increase its authorized common shares from 450 million to five billion.

Common Stock Issued for Cash

During fiscal 2002, the Company issued an aggregate of 3,000,000 shares of its common stock to one unrelated individual in exchange for $79,500 in cash.

During fiscal 2003, the Company issued an aggregate of 36,691,176 shares of its common stock to one unrelated individual in exchange for $36,691 in cash.

Common Stock Issued for Services Received and in Settlement of Accounts Payable

During fiscal 2002, the Company issued an aggregate of 6,146,200 shares of its common stock to former employees and various unrelated individuals in settlement of $506,362 in services received and accounts payable.

During fiscal 2003, the Company issued an aggregate of 44,161,764 shares of its common stock to various unrelated individuals in settlement of $248,250 in services received and accounts payable.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. STOCKHOLDERS' DEFICIT (CONTINUED)

Common Stock Issued to Officers and Other Employees as Retention Bonuses

During fiscal 2002, the Company issued an aggregate of 18,778,104 shares of its common stock to officers and other employees in settlement of $247,065 in retention bonuses.

During fiscal 2003, the Company issued an aggregate of 253,063,228 shares of its common stock to officers and other employees in settlement of $695,188 in retention bonuses.

Issuance of Common Stock to President as Compensation

In November 2001, the Company had no additional common shares authorized for issuance. In order to honor conversion elections by certain debenture holders, Kenneth W. Schilling, the Company's President and Chief Executive Officer, donated 928,560 shares of the Company's common stock owned by him to the
Company. Upon obtaining subsequent shareholder approval to increase the Company's authorized common shares, the Board of Directors approved the issuance of 1,500,000 restricted shares of the Company's common stock to Mr. Schilling as reimbursement and compensation for the previously contributed common shares.

Beneficial Conversion Feature of Debentures Issued

The Company recorded $4,283,930 and $1,379,077 in additional paid-in capital during fiscal years 2002 and 2003, respectively, in recognition of the fair value attributable to the non-detachable conversion features of debentures issued whereby the stated conversion price reflected a discount from the then prevailing market price of the Company's common stock.

Common Stock Issued Upon Conversion of Debentures and Accrued Interest Thereon

The Company issued 6,518,033 and 270,977,456 common shares during fiscal years 2002 and 2003, respectively, to honor conversion elections by certain debenture holders of related principal and accrued interest thereon.

Stock Options and Warrants

The following table summarizes stock option and warrant activity during fiscal 2003 and 2002:

                                                                            Weighted
                                                                            Average
                                                             Options/       Exercise
                                                             Warrants        Price
                                                           -----------    -----------
      Options/warrants outstanding at October 31, 2001...    1,220,449    $      4.49
                                                           -----------    -----------
      Granted warrants...................................    1,046,667           0.06
      Cancelled options..................................     (314,500)          5.60
      Cancelled warrants.................................      (35,500)         10.66
      Expired warrants...................................      (10,000)         10.00
      Exercised warrants.................................            -              -
                                                           -----------    -----------
      Warrants outstanding at October 31, 2002...........    1,907,116           1.98
      Granted warrants...................................    3,280,000           0.01
      Expired warrants...................................     (104,911)          9.87
      Exercised warrants.................................            -              -
                                                           -----------    -----------
      Warrants outstanding at October 31, 2003...........    5,082,205    $      0.45
                                                           ===========    ===========

      Exercisable at October 31, 2003....................    5,082,205    $      0.45
                                                           ===========    ===========

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. STOCKHOLDERS' DEFICIT (CONTINUED)

Stock Options and Warrants (continued)

The Company cancelled its employee stock option plan effective October 31, 2002.

The following table summarizes information about the Company's outstanding stock purchase warrants at October 31, 2003:

                          Warrants Outstanding and Exercisable
         ---------------------------------------------------------------------
            Range of
            Exercise        Number       Contractual             Grant
             Prices       Outstanding   Life in Years           Date(s)
         ---------------------------------------------------------------------
         $0.01               1,500,000       5.0                01/31/03
         $0.01               1,750,000       7.0          03/20/03 - 06/12/03
         $0.05                 210,000       5.0          08/15/02 - 11/05/02
         $0.06                 800,000       5.0          01/30/02 - 04/23/02
         $0.21                 150,000       5.0                06/27/01
         $0.26                  35,000       5.0                10/09/01
         $0.39                  52,500       5.0                08/21/01
         $0.42                 150,000       5.0                06/22/01
         $1.23                 150,000       5.0                04/26/01
         $2.28                  55,000       5.0                12/20/00
         $4.76                  50,000       2.0                10/31/00
         $9.37                   3,413       5.0                08/30/00
         $9.40                  20,000       5.0                12/28/99
         $9.90                  28,125       5.0                01/10/00
         $14.50                 37,500       5.0                03/27/00
         $20.50                 24,000       5.0                03/27/00
         Indeterminable         66,667       5.0                01/15/02
         ---------------------------------------------------------------------
         $0.01 - $50.00      5,082,205    2.0 - 7.0       12/28/99 - 06/12/03
         =====================================================================

Reflected in the above tables are 66,667 warrants granted during fiscal 2002 the exercise price of which will be equal to 105% of the closing bid price of the Company's common stock on the trading day immediately preceding the date of any exercise. Such warrants have been excluded in the computations of weighted average exercise prices.


14.   INTEREST AND MISCELLANEOUS INCOME

Interest and miscellaneous income consist of the following:

                                                                 Fiscal Year      Fiscal Year
                                                                    Ended            Ended
                                                                 October 31,      October 31,
                                                                     2003             2002
                                                                ------------     ------------
         Interest income....................................... $         --     $     18,310
         Gains on settlements of obligations to vendors........       85,733           44,754
         Other miscellaneous income............................        2,891               --
                                                                ------------     ------------
         Total interest and miscellaneous income............... $     88,624     $     63,064
                                                                ============     ============

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.   INTEREST AND FINANCING EXPENSES

Interest and financing expenses consist of the following:

                                                                 Fiscal Year      Fiscal Year
                                                                    Ended            Ended
                                                                 October 31,      October 31,
                                                                     2003             2002
                                                                ------------     ------------
         Interest expense...................................... $   (353,516)    $   (250,057)
         Beneficial conversion features of debentures issued...   (1,379,077)      (4,283,930)
                                                                ------------     ------------
         Total interest and financing expenses................. $ (1,732,593)    $ (4,533,987)
                                                                ============     ============


16. DISCONTINUED OPERATIONS / RELATED PARTY TRANSACTION

The Company's management and Board of Directors previously agreed to discontinue certain of the Company's businesses effective October 31, 2001. These discontinued businesses consisted of the Company's (i) network integration services business which was conducted through its Invnsys Technology Corporation subsidiary and (ii) its digital internet connection services business which was conducted through its Qhost, Inc. subsidiary. At October 31, 2001, the Company reported the related assets held for sale at management's then best estimate of their net realizable value. The Company subsequently incurred related operating losses in fiscal 2002 over and beyond that which management had originally estimated and provided for in fiscal 2001 as a result of (i) approximately $88,000 in expense settlements that management had originally believed in fiscal 2001 would have been assumed by a prospective purchaser and (ii) approximately $40,000 in payroll settlements with certain former employees who were dismissed. The Company also subsequently recognized during fiscal 2002 a $351,604 loss on disposition of equipment when the Company was ultimately unable to sell certain related equipment which management had previously believed in fiscal 2001, based on its then negotiations with a prospective purchaser, would be purchased at its then net book value thereby resulting in no related gain or loss. On February 1, 2002, the Company elected to transfer these net assets held for sale to a real estate partnership from which it had previously leased its facilities in satisfaction of $78,376 in delinquent rent and property taxes. Kenneth W. Schilling, the Company's President and Chief Executive Officer, was a non-controlling limited partner in such partnership at the date of the transfer.


17.   OPERATING LEASES

The Company leases its corporate facilities as well as a piece of office equipment under operating leases. Both of these operating leases are noncancellable and the facilities lease contains a rent escalation clause. The Company incurred aggregate rent expense under its operating leases of $43,625 and $46,052 during fiscal years 2003 and 2002, respectively.

The future aggregate minimum lease payments under operating lease agreements in existence at October 31, 2003 are as follows:

                 Fiscal years ending October 31,
                 ----------------------------------------------------
                 2004..................................... $   52,275
                 2005.....................................     15,141
                 2006.....................................      2,112
                 2007.....................................        704
                 2008.....................................          -
                                                           ----------
                 Total minimum operating lease payments... $   70,232
                                                           ==========

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18.     COMMITMENTS AND CONTINGENCIES

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

Officer Employment Agreements

The Company has employment agreements with Kenneth Schilling and Mark Perkins which became effective July 1, 2001 and remain in force through June 30, 2004. Mr. Schilling's contract provides for an annual salary of $250,000, quarterly performance bonuses equal to one percent of the Company's total revenues, and the granting of an option allowing for his subsequent purchase of 300,000 shares of the Company's common stock at $0.20 per share. Mr. Perkin's contract provides for an annual salary of $150,000, quarterly performance bonuses equal to one percent of the Company's total revenues, and the granting of an option allowing for his subsequent purchase of 120,000 shares of the Company's common stock at $0.20 per share. Each stock option vested immediately and is exercisable for a period of ten years. In the event of their voluntary resignation, as defined, the officer shall be entitled to six month's salary. In the event of their involuntary termination by the Company without cause, as defined, the officer shall be entitled to one year's salary. In the event of a change in the control of the Company, each officer shall be entitled to a lump sum payment equal to three year's annual salary.

On December 20, 2001, the Company's Board of Directors authorized the issuance of convertible debentures to the above officers in consideration of unpaid wages. These convertible debentures were never formally issued as the subject wages were ultimately paid in cash in January 2004.


19. SUBSEQUENT EVENTS (UNAUDITED)

Acquisition of Synosphere

On January 20, 2004, the Company acquired all of the outstanding membership interests in Synosphere, LLC ("Synosphere"), a Texas limited liability company pursuing the development of certain handheld computer technologies, in exchange for 30.0 million shares of its common stock. As the technological feasibility of each of the acquired technologies had yet to be fully established as of the acquisition date, the aggregate $1.2 million purchase price, based on the then prevailing market price of the Company's common stock, will be immediately reflected within the Company's results of operations for its forthcoming fiscal 2004 first quarter ending January 31, 2004.

In connection with its acquisition of Synosphere, the Company entered into two-year employment agreements with Bryan Scott and Ramon Pereles, Synosphere's President and Chief Marketing Officer, respectively. Pursuant to these agreements, Mssrs. Scott and Pereles are to receive annual base salaries of $112,000 and $102,000, respectively. Mssrs. Scott and Pereles are each to additionally receive retention bonuses of 2,500,000 shares of the Company's common stock. Mssrs. Scott and Pereles are also each to receive $500,000 earn-out bonuses to be satisfied in eight successive quarterly issuances of shares of the Company's common stock equal to $62,500 based upon the then market price of the Company's common stock. A "golden parachute" clause shall also be put in place such that if either of the employee agreements are terminated by the Company or any successor that the above consideration is payable in full as of the dates of their respective terminations.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19. SUBSEQUENT EVENTS (CONTINUED) (UNAUDITED)

Proposed Spin-Off of iBIZ, Inc.

The Company currently conducts substantially all of its operations through iBIZ, Inc., a wholly-owned subsidiary. On July 20, 2003, the Company's Board of Directors and a majority of its stockholders approved a proposed spin-off of iBIZ, Inc. as a stand-alone, separately-reporting public company. The proposed spin-off of iBIZ, Inc. is intended to facilitate a currently contemplated, although not yet legally consummated, transaction being pursued with Enterprise Capital AG ("Enterprise"), an investment banking firm headquartered in Switzerland, as further described below. Prior to any legal consummation of the contemplated transaction with Enterprise, all of the then assets and liabilities of iBIZ, Inc. would revert back to the Company. As a result, iBIZ, Inc. would, in effect, become a legal public shell company. Shortly thereafter, it is contemplated that, through either an asset purchase or merger, iBIZ, Inc. would principally acquire two data input technologies being marketed to the Company by Enterprise, as further described below. As a result, the immediately subsequent assets and liabilities of iBIZ, Inc. would be solely acquired and assumed, respectively, via the Company's transaction with Enterprise. The Company's proposed spin-off of iBIZ, Inc. is merely intended to satisfy a transaction prerequisite of Enterprise that the two subject technologies be commercialized by a stand-alone, separately-reporting public company.

It currently is contemplated that the proposed spin-off of iBIZ, Inc. will be consummated via the Company's pro rata issuance of iBIZ, Inc. common stock to its shareholders of record as of September 25, 2003. There will be no reciprocating consideration to the Company. The Company currently estimates that the ratio will result in its issuance of approximately 2.2 million non-restricted shares of iBIZ, Inc's. common stock to its shareholders. The actual distribution of the iBIZ, Inc. common shares is anticipated to occur shortly after the Company receives final approval from the U.S. Securities and Exchange Commission ("SEC") of its related Form 10 Registration Statement.

The first subject technology utilizes a laser to project a traditional full-sized keyboard onto any flat surface ("Virtual Laser Keyboard"). As a user types onto the laser projected virtual keyboard, the battery-powered laser emitting device, which approximates the size of a cigarette lighter standing on-end, analyzes what is being typed by the coordinates of the user's key strokes and transmits such data via infrared signals to a PDA or other mobile or hand-held computing and/or communication device. The second subject technology transmits a user's hand-writing in high resolution to a PDA or stationary, mobile or hand-held computing device ("E-Pen"). Enterprise has represented to the Company that it currently holds exclusive worldwide technology, manufacturing and marketing licenses to the Virtual Laser Keyboard and E-Pen technologies which were granted to them by the developers, VKB, Inc. and InMotion E-Pen LTD, respectively, with whom the Company has no existing business relationships or direct knowledge. Enterprise has additionally represented to the Company that the licenses it holds will be fully transferable or assignable to iBIZ, Inc. within the contemplated parameters of any consummated transaction. Enterprise has also furnished the Company with fully-operational working prototypes of the Virtual Laser Keyboard and E-Pen, the Company's subsequent evaluations of which have been extremely favorable from a commercialization point of view. If the transaction with Enterprise is consummated, it is contemplated that Enterprise would procure and oversee all related manufacturing with iBIZ, Inc. providing all subsequent marketing and support.

It currently is contemplated that in exchange for transferring or assigning these two technologies to iBIZ, Inc. that Enterprise will receive 11.2 million shares of iBIZ, Inc.'s common stock. As a result, the Company currently estimates that immediately after any consummated transaction Enterprise would own approximately 83.3% of iBIZ, Inc.'s outstanding common shares. As a result of its controlling ownership position in iBIZ, Inc., Enterprise would be deemed the acquirer for accounting purposes with its historical financial statements becoming those of iBIZ, Inc. Immediately after any consummated transaction with Enterprise, it is contemplated that Kenneth W. Schilling, the Company's Chairman, President and Chief Executive Officer, and Mark Perkins, the Company's Executive Vice-President, will serve iBIZ, Inc. in corresponding capacities, with the possible exception of Chairman. Assuming a full-time schedule, Mssrs. Schilling and Perkins are anticipated to commit approximately 70% of their time to the

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19. SUBSEQUENT EVENTS (CONTINUED) (UNAUDITED)

Proposed Spin-Off of iBIZ, Inc. (continued)

Company and 30% of their time to iBIZ, Inc. However, as a result of its controlling ownership position in iBIZ, Inc., Enterprise would be able to at any time replace Mssrs. Schilling and Perkins, and, as a result, there can be no assurance that they would not do so. Additionally, it currently is contemplated that the Company and iBIZ, Inc. will shortly after the consummation of any transaction with Enterprise enter into two joint marketing agreements. Under the first such contemplated agreement, the Company would authorize iBIZ, Inc. to market its current products outside of North and South America in exchange for royalties. Under the second such contemplated agreement, iBIZ, Inc. would authorize the Company to market its products in North and South America in exchange for royalties. In contemplation of the transaction between iBIZ, Inc. and Enterprise being consummated, the Company has begun to accept non-binding customer orders on the behalf of iBIZ, Inc.

Despite the foregoing, it must be noted that the contemplated transaction between iBIZ, Inc. and Enterprise remains in the negotiation stage and subject to a number of uncertainties. As a result, there can be no assurance that such transaction will ultimately be consummated, or if consummated, that the ultimate form and terms of the transaction will be as currently contemplated. Should a transaction with Enterprise not be consummated, the Company may elect, absent another suitable transaction with another party, not to distribute the common shares of iBIZ, Inc. to its shareholders, which would result in iBIZ, Inc. remaining a consolidated wholly-owned subsidiary of the Company.

Repayment of Notes Payable in Default

On November 4, 2003, the $30,000 note payable in default to Gammage and Burnham was repaid in full by the Company through the issuance of 8,108,108 shares of its common stock (see "Note 11 - Notes Payable").

Convertible Debentures

During the period from November 1, 2003 through February 13, 2004, holders of certain of the Company's then outstanding debentures, certain of which were in default, elected to convert $2,422,790 in aggregate principal (including $18,850 which was forgiven), and $299,455 in accrued interest thereon, into 1,251,212,157 shares of the Company's common stock (see "Note 12 - Convertible Debentures"). The Company's remaining outstanding convertible debentures, all of which are in default, at February 13, 2004 are as follows:

                                                        February 13,
                                                            2004
                                                       --------------
         KCM, LLC.(including Keshet L.P.,
         Keshet Fund L.P. and Tabbaya B.
         Investments Ltd.  .........................   $    1,285,346
         Laurus Master Fund, Ltd....................          307,701
                                                       --------------
         Total debentures outstanding...............   $    1,593,047
                                                       ==============

Other Equity-Related Events

Subsequent to the Company's October 31, 2003 balance sheet date through February 13, 2004, the Company was party to the following other equity-related events.

     Grants of Stock Options in Consideration of Services:

      o On November 1, 2003, the Company granted an option to an unrelated consultant allowing for his subsequent purchase of 200 million of our common shares over the subsequent two and one-half months at an exercise price per share of equal to the average market closing price of the Company's common stock for the three days immediately prior to any exercise date, less a 40% discount. The Company granted this

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19. SUBSEQUENT EVENTS (CONTINUED) (UNAUDITED)

Other Equity-Related Events (continued)

     Grants of Stock Options in Consideration of Services (continued):

         option in consideration of consulting services directed at assisting it in expanding into potential new markets and/or introducing new products which gave rise to the Company's subsequent acquisition of Synosphere, as previously discussed. The Company valued this option at $260,000, which reflected the negotiated 40% discount from the then prevailing market price for its common stock. On December 10, 2003, the consultant exercised the preceding options for which the Company received $93,600 in the aggregate.

      o On December 15, 2003, the Company granted an option to an unrelated lawyer allowing for his subsequent purchase of 50 million of its common shares over the subsequent five year period at an exercise price per share equal to the market price of the Company's common stock at the time of any exercise, less a 15% discount. The Company granted this option in consideration of legal services provided in connection with its evaluation of potential international merger and acquisition candidates, which gave rise to its contemplated transaction with Enterprise, as previously discussed. The Company valued this option at $60,000, which reflected the negotiated 15% discount from the then prevailing market price for its common stock. During January and February 2004, the lawyer exercised 36,950,000 of the preceding options for which the Company received $1,003,947 in the aggregate.

      o On January 28, 2004, the Company granted an option to Pangea Investments GmbH ("Pangea") allowing for its subsequent purchase of 100 million of the Company's common shares over the subsequent ten year period at an exercise price of $0.015 per share. The Company granted this option in consideration of consulting and acquisition services, which principally included, but were not limited to, the development of a business plan for potentially marketing its existing products in Europe and Israel and identifying potential new products and technologies that could be added to its existing product line. In addition, Pangea would assist in the negotiation and financing of new products and technologies the Company sought to acquire, including the two technologies that are the subject of its contemplated transaction with Enterprise, as previously discussed. Sam Elimalech, an officer of Enterprise is also a member of Pangea. The Company valued this option at $4,450,000, which reflected a negotiated 50% discount from then prevailing market price for the Company's common stock.

     Issuances of Common Stock in Satisfaction of Obligations:

      o During November 2003, the Company issued 10,000,000 shares of its common stock to an unrelated attorney in prepayment of $37,000 in legal services rendered during its fiscal quarter ended January 31, 2004.

      o During November 2003, the Company issued 9,600,000 shares of its common stock to various unrelated creditors in satisfaction of $35,425 in outstanding obligations.

      o During November 2003, the Company issued 500,000 shares of its common stock to an unrelated company in prepayment of $1,975 in SEC electronic filing services rendered during its fiscal quarter ended January 31, 2004.

      o During November 2003, the Company issued 1,000,000 shares of its common stock to an unrelated company in prepayment of $3,700 in marketing services rendered during its fiscal quarter ended January 31, 2004.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19. SUBSEQUENT EVENTS (CONTINUED) (UNAUDITED)

Other Equity-Related Events (continued)

     Issuances of Common Stock in Satisfaction of Obligations (continued):

      o During December 2003, the Company issued 81,000,000 shares of its common stock to an unrelated consultant in prepayment of $126,360 in merger and acquisition services to be rendered during the subsequent twelve months.

      o During December 2003, the Company issued 204,482,763 shares of its common stock to its two officers and other employees in settlement of $296,500 of $578,000 in accrued bonuses.

      o During January 2004, the Company issued 194,137,931 shares of its common stock to its two officers and other employees in settlement of $281,500 in remaining accrued bonuses.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On October 11, 2002, we were notified by Moffitt & Company, P.C., ("Moffitt") that it resigned as our independent auditors effective that date. On October 17, 2002, we engaged Farber and Hass LLP, as our independent auditors for the fiscal year ending October 30, 2002. The action to engage Farber and Hass, LLP was taken upon the unanimous approval of our Board of Directors.

During the fiscal years ended October 31, 2000 and 2001, and the subsequent interim period through October 11, 2002, there were no disagreements between us and Moffitt on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Moffitt would have caused Moffitt to make reference to the matter in its reports on our financial statements. Additionally, during the fiscal years ended October 31, 2000 and 2001, and the subsequent interim period through October 11, 2002, there were no reportable events as defined in Item 304(a)(1)(iv) of Regulation S-B. Moffitt's opinions as expressed in its reports on our financial statements for the fiscal years ended October 31, 2000 and 2001, respectively, expressed substantial doubt with respect to our ability to continue as a going concern.

During the fiscal years ended October 31, 2000 and 2001, and the subsequent interim period through October 11, 2002, we did not consult with Farber and Hass, LLP regarding either:

         1.  the   application   of  accounting   principles  to  any  specified
         transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or

         2. any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instructions to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-B.

We requested that Moffitt furnish us with a letter addressed to the U.S. Securities and Exchange Commission ("SEC") stating whether it agrees with the above statements. A copy of such letter, dated October 17, 2002, was filed as
Exhibit 16.1 to a Form 8-K (Item 4) filed with the SEC on October 18, 2002.

                                    PART III

ITEM 9. OUR DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

NAME                    AGE     POSITION
----                    ---     --------
Kenneth W. Schilling    52      President, Chief Executive Officer, Acting
                                Principal Accounting and Financial Officer,
                                Chairman of Board of Directors

Mark Perkins            40      Executive Vice President and Director


Our directors serve until the next annual meeting and until their successors are elected and qualified. Our officers are appointed to serve for one year until the meeting of the board of directors following the annual meeting of stockholders and until their successors have been elected and qualified. There are no family relationships between any of our directors or officers.

Kenneth W. Schilling founded our predecessor, Southwest Financial Systems, in 1979, and has been our President, Chief Executive Officer, and Chairman of the Board of Directors since our founding. Mr. Schilling studied electrical engineering at the University of Pittsburgh and the Devry Institute of Technology and served in the U.S. military. Mr. Schilling remains the subject to a Cease and Desist Order from the U.S. Securities and Exchange Commission ("SEC"). The cease and desist order constituted part of a negotiated settlement between Mr. Schilling and the SEC that was formally entered into on February 28, 2001 pursuant to which Mr. Schilling , without admitting or denying the SEC's allegations against him, agreed to the entry of an Order enjoining him from violating Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10-b5 thereunder, and ordering him to pay a civil penalty of $20,000. In a related action, we, as a company, without admitting or denying any of the SEC's findings, consented to a cease-and-desist order enjoining us from committing or causing any violation or any future violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10-b5 thereunder. The underlying SEC Complaint alleged that Mr. Schilling provided false financial projections to a purported analyst for research reports recommending the purchase of our stock. The Complaint also stated that from February 1999 through June 1999, Mr. Schilling placed 17 press releases on our corporate website which contained direct hyperlinks to the analyst reports and, as late as February 2000, we maintained press releases on our corporate website which referenced and contained hyperlinks to the analyst reports. The SEC further alleged that in a February 19, 1999 press release, we characterized the analyst as "independent" even though we, through our then investor relations firm, had agreed to pay the analyst 200,000 shares of our common stock for the report. The SEC found that Mr. Schilling had reviewed and approved the press releases posted on our corporate website. The SEC also alleged that the false financial projections which appeared on the Internet fueled a rise in both the price and the trading volume of our common stock

Mark H. Perkins joined us in 1994 and currently serves as our Executive Vice President. Mr. Perkins was subsequently appointed to our Board of Directors on March 5, 1999. Prior to his joining us, Mr. Perkins was employed at American Express as a project manager for major systems implementation, a position he held for eight years. Mr. Perkins earned a BA degree in business management from California State University-Sonoma in 1987.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT, AS AMENDED.

Based solely upon our review of copies of Forms 3, 4 and 5, and any subsequent amendments thereto, furnished to the Company by our directors, officers and beneficial owners of more than ten percent of our common stock, we are not aware of any director, officer or beneficial owner of more than ten percent of our common stock that, during our fiscal year ended October 31, 2003, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth certain compensation paid or accrued by us to certain of our executive officers during our fiscal years ended October 31, 2003, 2002 and 2001.

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


OPTIONS

No options were exercised or granted during our fiscal year ended October 31, 2003.

We had no long-term incentive plans and made no stock rewards during our fiscal year ended October 31, 2003.

EMPLOYMENT AGREEMENTS

We have employment agreements with Kenneth Schilling and Mark Perkins which became effective July 1, 2001 and remain in force through June 30, 2004. Mr. Schilling's contract provides for an annual salary of $250,000, quarterly performance bonuses equal to one percent of the Company's total revenues, and the granting of an option allowing for his subsequent purchase of 300,000 shares of the Company's common stock at $0.20 per share. Mr. Perkin's contract provides for an annual salary of $150,000, quarterly performance bonuses equal to one percent of the Company's total revenues, and the granting of an option allowing for his subsequent purchase of 120,000 shares of the Company's common stock at $0.20 per share. Each stock option vested immediately and is exercisable for a period of ten years.

In addition to the foregoing, each of the above employment agreements contain the following termination provisions:

         (a) Termination By Us For Cause: We shall have the right to terminate this Agreement and to discharge Employee for cause (hereinafter "Cause"), and all compensation to Employee shall cease to accrue upon discharge of Employee for Cause. For the purposes of this Agreement, the term "Cause" shall mean (i) Employee's conviction of a felony; (ii) the alcoholism or drug addiction of Employee; (iii) gross negligence or willful misconduct of Employee in connection with his duties hereunder;
         (iv) the determination by any regulatory or judicial authority (including any securities self-regulatory organization) that Employee directly violated, before or after the date hereof, any federal or state securities law, any rule or regulation adopted thereunder; or (v) the continued and willful failure by Employee to substantially and materially perform his material duties hereunder.

         (b) Termination By Us Without Cause: In the event Employee's employment hereunder shall be terminated by us for other than Cause: (1) the Employee shall thereupon receive as severance in a lump sum payment from us the amount of one year of Salary in effect at the time of such termination.

         (c) Resignation: In the event Employee resigns without Reason, he shall receive any unpaid fixed salary through such resignation date and such benefits to which he is entitled by law, and shall also receive a lump sum payment from us in the amount of six months Salary in effect at the time of such resignation.

         (d) Change of Control: In the event of a Change in Control, as hereinafter defined, we shall pay the Employee in a lump sum the amount of three years of annual Salary in effect at the time of such Change in Control. Such payment and grant shall be made regardless of the continuation or termination of Employee's employment with us after a Change of Control, and shall be in addition to, and not in lieu of, any other payments or issuances due pursuant to the terms of this agreement. For purposes hereof, a Change in Control shall be deemed to have occurred (i) if there has occurred a "change in control" as such term is used in Item 1 (a) of Form 8-K promulgated under the Securities Exchange Act of 1934, as amended, at the date hereof ("Exchange Act") or (ii) if there has occurred a change in control as the term "control" is defined in Rule 12b-2 promulgated under the Exchange Act."


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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Our privately-held predecessor (Southwest Financial) advanced monies to its sole shareholder, Ken W. Schilling, our President, Chief Executive Officer and Chairman of the Board of Directors. When we entered into a reverse merger in January 1999, we executed a note receivable consolidating these past advances which had a stated interest rate of 6.0% per annum, was collateralized by personally owned shares of our common stock, and was payable upon demand. As the collaterizing common stock was subsequently donated to us during fiscal 2001 in order to facilitate its procurement of certain necessary corporate financing, the aforementioned note receivable became unsecured. In the absence of any collateral, given certain other concerns regarding its collectability, our Board of Directors directed management during fiscal 2001 to establish a full allowance against the note receivable, thus reducing its then net carrying value to zero.

In November 2001, we had no additional common shares authorized for issuance. In order to honor conversion elections by certain debenture holders, Mr. Schilling donated 928,560 shares of our common stock owned by him to us. Upon obtaining subsequent shareholder approval to increase our authorized common shares, our Board of Directors approved the issuance of 1,500,000 restricted shares of our common stock to Mr. Schilling as reimbursement and compensation for the previously contributed common shares.


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

10.03(1)        iBIZ Technology Corp. Stock Option Plan dated January 31, 1999

10.26(6) Modification and Waiver by and among iBIZ Technology and Subscribers to 8% Convertible debentures Agreement, dated as of April 17, 2001

10.27(6) Subscription Agreement for Debentures Convertible into Common Stock of iBIZ Technology Corp., dated as of April 26, 2001

10.28(6)        Form of 8% Convertible debentures Due April 26, 2003

Exhibit No.     DESCRIPTION
--------------------------------------------------------------------------------

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

(11) Incorporated by reference from iBiz's Form SB-2, File No. 333-63808, filed with the SEC on June 25, 2001.

(12) Incorporated by reference from iBiz's Form SB-2, File No. 333-74496, filed with the SEC on December 4, 2001.

(13) Incorporated by reference from iBiz's Form SB-2, File No. 333-88274, filed with the SEC on May 15, 2002.

(14) Incorporated by reference from iBiz's Form SB-2, File No. 333-100450, filed with the SEC on October 9, 2002.


ITEM 14. CONTROLS AND PROCEDURES

As of October 31, 2003, an evaluation was performed by Kenneth W. Schilling, our President, Chief Executive Officer and Chairman of our Board of Directors, and our current Acting Chief Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, Mr. Schilling concluded that our disclosure controls and procedures were effective as of October 31, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to October 31, 2003.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                IBIZ TECHNOLOGY CORP., A FLORIDA CORPORATION


                                By: /s/ Kenneth W. Schilling
                                    ------------------------------------
                                    Kenneth W. Schilling, President,
                                    Chief Executive Officer, Chairman of
                                    the Board of Directors, and Acting
                                    Principal Financial and Accounting
                                    Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                By: /s/ Kenneth W. Schilling
                                ----------------------------------------
                                    Kenneth W. Schilling, President,
                                    Chief Executive Officer, Chairman of
                                    the Board of Directors, and Acting
                                    Principal Financial and Accounting
                                    Officer

                                By: /s/ Mark H. Perkins
                                ----------------------------------------
                                    Mark H. Perkins, Vice President of
                                    Operations, Director