Form 10QSB/A
period 2004-01-31
IBIZ TECHNOLOGY CORP
filed 2004-12-02
CIK 1079893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A3


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  FOR THE FISCAL QUARTER ENDED JANUARY 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                              --------------------

                              IBIZ TECHNOLOGY CORP.
      (Exact name of small business registrant as specified in its charter)

                        COMMISSION FILE NUMBER 000-027619

                   FLORIDA                                   86-0933890
        -------------------------------                  --------------------
        (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                   Identification No.)

            2238 West Lone Cactus Drive, #200, Phoenix, Arizona 85021
                    (Address of principal executive offices)

                                 (623) 492-9200
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES X NO
                                             ---   ---

As of March 15, 2004, the registrant had 2,565,805,769 shares of its $.001 par value common stock outstanding.


Transitional Small Business Disclosure Format: YES       NO  X
                                                   ---      ---

                              IBIZ TECHNOLOGY CORP.

                                    INDEX TO
                         QUARTERLY REPORT ON FORM 10-QSB
                  FOR THE FISCAL QUARTER ENDED JANUARY 31, 2004


PART I. FINANCIAL INFORMATION

                                                                                                           Page

ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    Condensed Consolidated Balance Sheets as of January 31, 2004 (Unaudited)
        and October 31, 2003 (Audited).......................................................................1

    Condensed Consolidated Statements of Loss for the Three Months Ended
        January 31, 2004 and 2003 (Unaudited)................................................................2

    Condensed Consolidated Statement of Changes in Stockholders' Deficit for the
        Three Months Ended January 31, 2004 (Unaudited)......................................................3

    Condensed Consolidated Statements of Cash Flows for the Three Months Ended
         January 31, 2004 and 2003 (Unaudited)...............................................................4

    Notes to Interim Condensed Consolidated Financial Statements (Unaudited).................................6

ITEM 2.  OUR MANAGEMENT'S DISCUSSION AND ANALYSIS...........................................................12

ITEM 3.  OUR CONTROLS AND PROCEDURES........................................................................19


PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS..................................................................................19

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..........................................................19

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES....................................................................20

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................20

ITEM 5.  OTHER INFORMATION..................................................................................20

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................................................20

SIGNATURES..................................................................................................21

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                JANUARY 31,       OCTOBER 31,
                                                                                   2004               2003
                                                                              (UNAUDITED AND        (AUDITED)
                                                                                 RESTATED)
                                                                                ------------      ------------
                                     ASSETS
Current assets:
   Cash ...................................................................     $    262,649      $      2,140
   Restricted cash equivalent .............................................           10,000            10,000
   Accounts receivable, net ...............................................           48,995           111,322
   Inventories, net (Note 4) ..............................................           62,228            43,842
   Prepaid expenses .......................................................          129,128            24,057
                                                                                ------------      ------------
Total current assets ......................................................          513,000           191,361
Property and equipment, net ...............................................           59,851            63,329
Patents, net ..............................................................           53,130                --
Intellectual property rights, net .........................................           55,455            61,000
Deposits ..................................................................            2,500             2,500
Note receivable from officer, net .........................................               --                --
                                                                                ------------      ------------
Total assets ..............................................................     $    683,936      $    318,190
                                                                                ============      ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable .......................................................     $    679,784      $    581,637
   Accrued liabilities (Note 7) ...........................................        1,376,830         2,306,911
   Deferred income ........................................................               --             5,570
   Notes payable ..........................................................           99,990           124,920
   Current maturities of debentures (Note 9) ..............................        2,152,297         3,265,837
                                                                                ------------      ------------
Total current liabilities .................................................        4,308,901         6,284,875
Convertible debentures ....................................................          467,000           750,000
                                                                                ------------      ------------
Total liabilities .........................................................        4,775,901         7,034,875
                                                                                ------------      ------------

Commitments and contingencies (Notes 14and 15)

Stockholders' deficit (Note 10):
   Preferred stock, $.001 par value; 50,000,000 shares authorized; none
     issued or outstanding ................................................               --                --
   Common stock, $.001 par value; 5,000,000,000 shares authorized;
     2,273,572,909 and 649,893,721 issued and outstanding, respectively ...        2,273,573           649,894
    Common stock to be issued (Note 5) ....................................        1,200,000                --
   Additional paid-in capital .............................................       23,580,291        17,431,753
   Accumulated deficit ....................................................      (31,145,829)      (24,798,332)
                                                                                ------------      ------------
Total stockholders' deficit ...............................................       (4,091,965)       (6,716,685)
                                                                                ------------      ------------
Total liabilities and stockholders' deficit ...............................     $    683,936      $    318,190
                                                                                ============      ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                    ----------------------------------
                                                                                      JANUARY 31,        JANUARY 31,
                                                                                          2004               2003
                                                                                       (RESTATED)
                                                                                    ---------------    ---------------
Revenues:
      Net product sales .........................................................   $       152,216    $        65,879
      Maintenance services ......................................................             9,733              9,431
                                                                                    ---------------    ---------------
Total revenues ..................................................................           161,949             75,310
                                                                                    ---------------    ---------------

Cost of revenues:
      Cost of product sales .....................................................           113,038             86,174
      Cost of maintenance services ..............................................             8,707              5,561
                                                                                    ---------------    ---------------
Total cost of revenues ..........................................................           121,745             91,735
                                                                                    ---------------    ---------------

Gross income (loss) .............................................................            40,204            (16,425)

Operating expenses:
      Selling, general and administrative .......................................           380,149            441,229
      Officer bonuses ...........................................................                --                 --
      Research and development ..................................................                --                 --
      Acquired in-process research and development
        (Notes 4 and 5) .........................................................         1,200,000                 --
      Consulting fees paid in stock options (Note 7) ............................         4,770,000                 --
                                                                                    ---------------    ---------------
Total operating expenses ........................................................         6,350,149            441,229
                                                                                    ---------------    ---------------

Loss from operations ............................................................        (6,309,945)          (457,654)

Non-operating income (expenses):
      Miscellaneous income (Note 8) .............................................            64,728                 --
      Interest and financing expenses (Note 9) ..................................          (102,280)          (920,350)
                                                                                    ---------------    ---------------
Total non-operating (expenses) income, net ......................................           (37,552)          (920,350)
                                                                                    ---------------    ---------------

                                                                                    ---------------    ---------------
Net loss ........................................................................   $    (6,347,497)   $    (1,378,004)
                                                                                    ===============    ===============

                                                                                    ---------------    ---------------
Net loss per common share - Basic and diluted (Note 3) ..........................   $         (0.00)   $         (0.02)
                                                                                    ===============    ===============

Weighted average number of common shares outstanding - Basic and diluted (Note 3)
                                                                                      1,405,453,312         59,250,249
                                                                                    ===============    ===============



The accompanying notes are an integral part of these condensed consolidated financial statements.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
             FOR THE THREE MONTHS ENDED JANUARY 31, 2004 (UNAUDITED)

                                                              Common Stock
                                 Common Stock                 To Be Issued         Additional
                          --------------------------   -------------------------     Paid-In      Accumulated
                              Shares        Amount       Shares        Amount        Capital        Deficit           Total
                          -------------   ----------   ----------   ------------   -----------   --------------    -----------
BALANCE,
  October 31, 2003          649,893,721   $  649,894                               $17,431,753   $  (24,798,332)   $(6,716,685)
Common stock issued
  upon exercise of
  options                    86,950,000       86,950                                   647,473                         734,423
Common stock issued
  for services received
  and in settlement of
  liabilities               102,108,108      102,108                                   102,352                         204,460
Common stock issued
  to officers and other
  employees as bonuses      398,620,692      398,621                                   179,379                         578,000
Common stock issued
  upon conversion of
  debentures and
  accrued interest, net
  of related issuance
  costs                   1,036,000,388    1,036,000                                   449,334                       1,485,334
Acquisition of
  Synosphere, LLC                                      30,000,000   $  1,200,000                                     1,200,000
Value assigned to
  Services received in
  exchange for options                                                               4,770,000                       4,770,000
Net loss                                                                                             (6,347,497)    (6,347,497)
                          -------------   ----------   ----------   ------------   -----------   --------------    -----------
BALANCE,
  January 31, 2004        2,273,572,909   $2,273,573   30,000,000   $  1,200,000   $23,580,291   $  (31,145,829)   $(4,091,965)
                          =============   ==========   ==========   ============   ===========   ==============    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                 THREE MONTHS ENDED
                                                                            ----------------------------
                                                                            JANUARY 31,       JANUARY 31,
                                                                                2004             2003
                                                                            -----------      -----------
                                                                             (RESTATED)
Cash flows from operating activities:
   Net loss ...........................................................     $(6,347,497)     $(1,378,004)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization ...................................          24,527            5,468
      Provisions for sales returns, rebates and doubtful accounts .....           3,100            3,099
      Acquired in-process research and development (Notes 4 and 5) ....       1,200,000               --
      Services received in exchange for common stock (Note 10) ........          45,698          123,768
      Services received in exchange for common stock options (Note 10)        4,770,000               --
      Beneficial conversion feature of convertible debentures .........              --          837,998
      Gains on settlements of debenture obligations (Note 12) .........         (62,728)              --
      Gain on disposal of fixed asset .................................          (2,000)
   Net changes in assets and liabilities:
      Accounts receivable .............................................          59,227          (21,077)
      Inventories .....................................................         (18,386)         (37,070)
      Prepaid expenses ................................................           5,785          (18,000)
      Accounts payable and accrued liabilities ........................        (158,710)         258,479
                                                                            -----------      -----------
Net cash used in operating activities .................................        (480,984)        (225,339)
                                                                            -----------      -----------

Cash flows from investing activities-Proceeds form sale of fixed asset            2,000               --
                                                                            -----------      -----------

Cash flows from financing activities:
   Net proceeds from issuances of convertible debentures ..............              --          360,000
   Net proceeds from exercises of common stock options ................         734,423               --
    Proceeds from note payable ........................................           9,990               --
   Principal payments on notes payable ................................          (4,920)            (419)
                                                                            -----------      -----------
Net cash provided by financing activities .............................         739,493          359,581
                                                                            -----------      -----------

Net increase (decrease) in cash and cash equivalents ..................         260,509          134,242
Cash at beginning of period ...........................................           2,140              948
                                                                            -----------      -----------
Cash at end of period .................................................     $   262,649      $   135,190
                                                                            ===========      ===========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

                                                                             THREE MONTHS ENDED
                                                                         -------------------------
                                                                          JANUARY 31,   JANUARY 31,
                                                                             2004          2003
                                                                         ----------     ----------
                                                                         (RESTATED)
Supplemental schedule of cash activities:
   Interest paid in cash ...........................................     $    9,987     $    2,334

Supplemental schedule of non-cash investing
   and financing activities:
Debenture principal and accrued interest thereon converted to common
stock ..............................................................     $1,482,308     $   58,681

Issuance of common stock in settlement of:
   Fees, services and expenses (including prepaid consulting .......     $  172,058     $  123,768
      contract)
   Accounts payable and accrued expenses ...........................     $  121,193     $    1,870
   Accrued employee bonuses ........................................     $  578,000     $       --
Consulting fees paid with common stock options .....................     $4,770,000     $       --






The accompanying notes are an integral part of these condensed consolidated financial statements.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
        NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS, ORGANIZATIONAL STRUCTURE AND PRINCIPLES OF CONSOLIDATION

iBIZ Technology Corp., together with its wholly-owned subsidiaries (hereinafter "the Company"), a Florida corporation, headquartered in Phoenix, Arizona, is primarily a marketer and distributor of various accessories primarily intended for use with Personal Digital Assistants ("PDAs"). The Company conducts substantially all of its operations through its wholly-owned subsidiary, iBIZ, Inc. The Company's other wholly-owned subsidiaries, Invnsys Technology Corporation and Qhost, Inc. have been inactive since their respective operations were discontinued in prior fiscal years.

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

Preparation of Interim Condensed Consolidated Financial Statements

These interim condensed consolidated financial statements for the periods ended January 31, 2004 have been prepared by the Company's management, without audit, in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise noted) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the fiscal periods presented. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these interim consolidated financial statements pursuant to the SEC's rules and regulations, although the Company's management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial position, results of operations and cash flows for the interim periods disclosed herein are not necessarily indicative of future financial results. These interim condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10-KSB, as amended, for the fiscal year ended October 31, 2003.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES

Net Loss Per Share

Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the applicable fiscal period. At January 31, 2004 and 2003, the Company had outstanding commitments to issue preferred shares (See Note 10), outstanding debentures for which the holders have unilateral rights to convert the unpaid principal, and any accrued interest thereon, into common shares, and outstanding stock purchase warrants and options for which the holders have unilateral rights to exercise into common shares. However, as the effect of their inclusion would be anti-dilutive given the net losses reported herein, these potential additional common shares have been excluded from the computation of net loss per common share - diluted. Should the Company report net income in a future fiscal period, net income per common share -diluted will be separately computed and disclosed giving effect to the potential dilution that would result if the then committed and outstanding preferred shares and debentures were converted, and the then outstanding stock purchase warrants and options were exercised, into common shares. At January 31, 2004, an aggregate of 40.1 million additional common shares were potentially issuable pursuant to outstanding financial instruments that have fixed conversion and exercise prices. However, as the conversion and exercise prices of certain outstanding financial instruments will not be established until their respective conversion and exercise dates, if ever, the maximum aggregate amount of potentially issuable common shares as of January 31, 2004 is not currently determinable.

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

3. RESTATEMENT OF PREVIOUSLY REPORTED FISCAL 2004 INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been restated to correct an error in the condensed consolidated financial statements that were included in the Company's Form 10-QSB for the fiscal 2004 first quarter ended January 31, 2004 as filed with the U.S. Securities and Exchange Commission ("SEC"). The detail of this restatement follows:

The restatement pertains to the accounting previously applied by the Company to its January 20, 2004 acquisition of Synosphere, LLC (See Note 5 for further details). As previously reported, certain acquired technology-related assets with an aggregate assigned fair value of $1,200,000 were initially capitalized and reflected as Patents and Technology on the Company's post-acquisition interim condensed consolidated balance sheet at January 31, 2004. Subsequently, it was determined by the Company's management that the technological feasibility of these acquired assets had, in fact, not been sufficiently established prior to the acquisition date in order to justify their capitalization. As restated herein, these previously reported acquired assets have been eliminated from the Company's interim condensed consolidated balance sheet at January 31, 2004 and instead immediately expensed as acquired in-process research and development as now reflected in the Company's interim condensed consolidated statement of loss for the three months ended January 31, 2004.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES

4. ACQUISITION OF SYNOSPHERE, LLC

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

5. ACCRUED LIABILITIES Accrued liabilities consist of the following:

                                                                        JANUARY 31,        OCTOBER 31,
                                                                            2004               2003
                                                                        ----------         ----------
         Accrued wages, benefits and payroll taxes .................    $  632,490         $  915,040
         Accrued interest ..........................................       685,195            741,398
         Accrued officer bonuses ...................................            --            578,000
         Accrued sales commissions and vendor royalties ............        36,732             53,445
         Taxes .....................................................        19,300             19,028
         Accrued customer deposits .................................         3,113                 --
                                                                        ----------         ----------
         Total accrued liabilities .................................    $1,376,830         $2,306,911
                                                                        ==========         ==========

The Company remains liable to the U.S. Internal Revenue Service ("IRS") for approximately $65,000 in unpaid payroll taxes, and subsequently assessed interest, for certain periods through its first quarter of 1999. The Company has continued to accrue for this liability in its consolidated financial statements. It is management's intention to seek a reduced settlement of this liability with the IRS, if and when, the Company has surplus working capital allowing it to timely honor any such settlement. As of January 31, 2004, the IRS had not yet assessed, nor has the Company accrued for, any related penalties.

6. CONVERTIBLE DEBENTURES

The Company's outstanding convertible debentures consist of the following at January 31, 2004:

----------------------------------------------------
DEBENTURE HOLDER                            AMOUNT
----------------------------------------------------
Keshet L.P.                              $   988,843
Lites Trading Co.                            467,000
Laurus Master Fund                           307,701
Keshet Fund L.P.                             201,941
AJW Offshore, Ltd.                           177,160
Alpha capital Alktiengesellschaft            155,000
Talbiya B. Investments Ltd.                   94,562
Celest Trust Reg                              80,075
AJW Partners LLC                              72,160
AJW Qualified Partners, Ltd.                  63,830
Esquire Trade & Finance                       11,025
----------------------------------------------------
Total                                      2,619,297
Current Maturities                        (2,152,297)
----------------------------------------------------
Long Term                                $   467,000
----------------------------------------------------

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES

6. CONVERTIBLE DEBENTURES (CONTINUED)

During the three-month period ended January 31, 2004, the Company issued 1,036,000,388 shares of its common stock in conversion of $1,422,793 in principal and $88,791 of accrued interest, net of $26,250 in costs and $67,728 in gains on settlement of the conversion. The remaining convertible debentures were due on October 31, 2003. The holders have made no demand for payment.

7. STOCKHOLDERS' DEFICIT

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

Common Stock Issued for Services Received and in Settlement of Liabilities

During the three months ended January 31, 2004, the Company issued shares of its common stock for services received and in settlement of liabilities as follows:

November 2003

      o 10 million shares valued at $37,000 for legal services provided by Greg Sichenzia.

      o 9.6 million shares valued at $35,425 to various creditors in satisfaction of their outstanding amounts due.

      o 0.5 million shares valued at $1,975 to a company that provided edgarizing and related services during the quarter ended January 31, 2004.

      o 1.0 million shares valued at $3,700 to a company for marketing services during the quarter ended January 31, 2004.

December 2003

      o 81.0 million shares valued at $126,360 in accordance with a one year consulting contract with D. Scott Elliott for merger and acquisition services.

Common Stock Issued to Officers and Other Employees as Bonuses

December 2003

      o 204,482,763 shares valued at $296,500 in partial settlement of accrued bonuses at October 31, 2003 to officers and employees.

January 2004

      o 194,137,931 shares of our common stock in final settlement of $281,500 in accrued bonus at October 31, 2003.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES

7. STOCKHOLDERS' DEFICIT (CONTINUED)

Stock Options and Warrants

During the three months ending January 31, 2004, the Company granted stock options to individuals in exchange for the following consulting services:

November 2003

      o Options valued at $260,000 to purchase 200 million shares of common stock (at a 40% discount from market, as defined) were issued to D. Scott Elliott for general business and financial consulting services to assist the Company with its expansion plans and entry into other markets.

December 2003

      o Options valued at $60,000 to purchase 50 million shares of common stock (at a 15% discount from market, as defined) were issued to Jeffrey Firestone for providing legal counsel on international issues in mergers and acquisitions.

January 2004

      o Options valued at $4,450,000 to purchase 100 million shares of common stock (at a 50% discount from market, as defined) were issued to Pangea Investments GmbH for consulting and acquisition services in Europe and Israel. Sam Elimalech, an officer of Enterprise Capital AG, is also a member of Pangea Investments Gmbh.

The Company has valued the options granted using the Black-Scholes stock option pricing model. The total fair value of the options granted during the three months ending January 31, 2004 was $4,770,000. Based on the uncertainty of any future value of these agreements, the Company expensed the value of the options in the quarter ended January 31, 2004.

8. MISCELLANEOUS INCOME

Miscellaneous income consists of the following during the three months ended January 31, 2004:

                                                           2004
                                                         -------
   Gains on settlements of debenture obligations ....     62,728
   Gain on disposal of fixed asset...................      2,000
                                                         -------
   Total interest and miscellaneous income...........    $64,728
                                                         =======

During the period, the Company renegotiated their debenture balances with the AJW Entities. As a result of the negotiation, the AJW entities converted in full the debenture balances which resulted in the cancellation of approximately $62,728 in principal and interest. The cancellation has been recorded as income in the Statement of Operations for the three-month period ended January 31, 2004.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES

9. INTEREST AND FINANCING EXPENSES

Interest and financing expenses consist of the following:

                                                           THREE MONTHS ENDED JANUARY
                                                              2004             2003
                                                            --------         --------
         Interest expense ..................................$102,280         $ 82,352
         Beneficial conversion features of
           debentures issued ................................     --          837,998
                                                            --------         --------
         Total interest and financing expenses..............$102,280         $920,350
                                                            ========         ========


10. COMMITMENTS AND CONTINGENCIES

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

ITEM 2. OUR MANAGEMENT'S DISCUSSION AND ANALYSIS


The following discussion includes certain forward-looking statements within the meaning of the safe harbor protections of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that include words such as "believe," "expect," "should," intend," "may," "anticipate," "likely," "contingent," "could," "may," or other future-oriented statements, are forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding our business plans, strategies and objectives, and, in particular, statements referring to our expectations regarding our ability to continue as a going concern, generate increased market awareness of, and demand for, our current products, realize profitability and positive cash flow, and timely obtain required financing. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. The forward-looking statements are based on our current expectations and what we believe are reasonable assumptions given our knowledge of the markets; however, our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors, within and beyond our control, that could cause or contribute to such differences include, among others, the following: those associated with our marketing of relatively new PDA accessories for consumers in an evolving marketplace, consumer preferences, perceptions and receptiveness with respect to our PDA accessories, our critical capital raising efforts in an uncertain and volatile economical environment, our ability to maintain an existing relationships with critical customers and vendors, including related licensing and marketing arrangements, our cash-preservation and cost-containment efforts, our ability to retain key management personnel, our relative inexperience with advertising, our competition and the potential impact of technological advancements thereon, the impact of changing economic, political, and geo-political environments on our business, as well as those factors discussed elsewhere in this Form 10-QSB/A and in "Item 1 - Our Business," "Item 6 - Our Management's Discussion and Analysis," particularly the discussion under "Risk Factors - Substantial Doubt as to our Ability to Continue as a Going Concern" and elsewhere in our most recent Form 10-KSB for our fiscal year ended October 31, 2003, as amended, filed with the United States Securities and Exchange Commission. Readers are urged to carefully review and consider the various disclosures made by us in this report, in the aforementioned Form 10-KSB, as amended, and those detailed from time to time in our reports and filings with the United States Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that are likely to affect our business.

Our fiscal year ends on October 31. References to a fiscal year refer to the calendar year in which such fiscal year ends.


                                  INTRODUCTION

We are a marketer and distributor of various accessories primarily intended for use with PDAs. Our current line of products principally consists of over eighty individual accessories for a wide array of PDAs. These accessories range in complexity and price from simple connector cables with suggested retail prices starting at $9.99 at the low end to our multi-faceted XELA Keyboard with a suggested retail price of $69.99 at the high end. However, during the three months ended January 31, 2004 and 2003, and as reported herein, our product sales revenues were substantially attributable to the following principal products (See Item 1. Our Business - Our Principal Products in our most recently filed Form 10-KSB for the fiscal year ended October 31, 2003, as amended, for further details):

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

ENTERTAINMENT DEVICES:

      o Our pocketRADIO - We introduced our pocketRADIO to the consumer marketplace in October 2003. Our pocketRADIO is an FM Stereo card that allows a PDA user to listen to FM Stereo while simultaneously running other programs. Our pocketRADIO have a suggested retail price of $49.99.

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

      o Accounts Receivable and Related Allowance for Doubtful Accounts. In addition to corresponding reductions made for the allowances for sales returns and rebates, as discussed above, we further reduce our consolidated accounts receivable by an appropriate allowance for accounts where doubt exists in our opinion, based on known specifics or the passage of time, as to their ultimate collectability. We routinely offer our customers payment terms that range from 30 to 60 days. We do not assess interest on, nor do we require any securing collateral of, past due customer balances. The periodic provisions made by us to establish and maintain an appropriate allowance for doubtful accounts are charged to our results of operations via increases to our selling, general and administrative expenses. Actual collection experience realized by us on previously designated doubtful accounts, including final determinations of uncollectability, is charged against the allowance for doubtful accounts with any favorable or unfavorable experience, as compared to our preceding estimates, having a corresponding impact on our results of operations.

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

                     OUR CONSOLIDATED RESULTS OF OPERATIONS

Our consolidated total revenues for the three months ended January 31, 2004 ("fiscal 2004 first quarter") were $161,949, an increase of $86,639, or 115%, as compared to $75,310 for the three months ended January 31, 2003 ("fiscal 2003 first quarter"). Our product sales constituted 93% of our consolidated total revenues for the fiscal 2004 first quarter as compared to 87% of our consolidated total revenues for the fiscal 2003 first quarter. Our maintenance revenues, which constituted the balance of our consolidated total revenues for each respective fiscal period, will continue to decrease in future fiscal periods as we no longer actively market or pursue maintenance services.

Our product sales were $152,216 for the fiscal 2004 first quarter, an increase of $86,337, or 131%, as compared to $65,879 in product sales for the fiscal 2003 first quarter. We substantially attribute the preceding increase to sales of our pocketRADIOs (shipments began in late October 2002) which increased from approximately $33,000 in 2003 to over $100,000 in 2004. Partially offsetting the preceding product sales increases principally were sales decreases of varying degrees realized in our accessories for non-PDA hand-held computing devices, the marketing of which we continue to de-emphasize as we focus our currently limited operating and financial resources on the PDA accessories marketplace. We also realized a significant decrease in sales of our Keysync Keyboard which we primarily attribute to the introduction of competing products into the marketplace. Sales of our Travel Kits also decreased slightly, which we believe generally corresponded to the overall softening of sales realized by the underlying PDA manufacturers. Variances in the average prices realized by us on products in existence during both fiscal periods did not have a significant impact, favorably or unfavorably, on the overall net increase in our product sales for fiscal 2004. Approximately 63% of our product sales in the first quarter of fiscal 2004 were to one large retailer. It must be noted that, absent significant contributions from the introduction of new products, our future revenues will be materially dependent upon sales of our pocketRADIOs and, to a significantly lesser extent, our Travel Kits.

We incurred consolidated gross income of $40,204 for the fiscal 2004 first quarter, and consolidated gross losses of $16,425 for the fiscal 2003 first quarter. In turn, we experienced a gross margin of 25% for the fiscal 2004 first quarter and a negative gross margin of 22% for the fiscal 2003 first quarter. Our fiscal 2004 consolidated gross income and gross margin were attributable to gross income of $39,178, and a resulting gross margin of 26%, on our product sales during the fiscal 2004 first quarter. Conversely, our fiscal 2003 consolidated gross loss and negative gross margin was attributable to a gross loss of $20,295, and a resulting negative gross margin of 31%, on our product sales during the fiscal 2003 first quarter. Product Sales in 2004 consists of $104,182 (68% of sales) of direct material, packaging and freight, a reduction in our provision for obsolete inventories totaling $23,100 (15% of sales) and $31,956 (21% of sales) of salaries and employee related costs. Cost of Revenues-Product Sales in 2003 consists of $46,410 (70% of sales) of direct material, packaging and freight and $39,764 (60% of sales) of salaries and employee related costs. Our products are often purchased from different vendors and can fluctuate significantly based on our sales mix. We do not expect our material costs to fluctuate significantly in coming quarters. Our current labor force is also expected to be adequate to meet demand of our products sales through the remainder of 2004. Cost of Revenues-Maintenance Agreements in 2004 consists of $3,935 of parts and accessories (40% of revenues) and $4,772 of wages and benefits (49% of revenues). Cost of Revenues-Maintenance Agreements in 2003 consists of $648 of parts and accessories (7% of revenues) and $4,913 of wages and benefits (52% of revenues). Based on the nature of the equipment being serviced and the applicable age thereof, parts and accessories can fluctuate significantly each period.

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

Our consolidated total operating expenses were $6,350,149 for the fiscal 2004 first quarter, an increase of $5,908,920, or 1339%, from the $441,229 incurred during the fiscal 2003 first quarter.

Our consolidated selling, general and administrative ("SG&A") expenses were $380,149 for the fiscal 2004 first quarter, a decrease of $61,080, or 14%, from the $441,229 incurred during the fiscal 2003 first quarter. The main components in these expenses are salaries and wages for its key employees and officers (2004 - $72,531; 2003 - $145,300), professional fees (2004 - $128,713; 2003 -
$74,155) and travel (2004 - $33,585;  2003 - $1,100).  The reduction in salaries and wages is attributable to the decrease in operations and cash flows which resulted in a reduction in staff compared to the prior quarter. Professional fees increased significantly due to the costs associated with our attempt to spin-off the iBIZ, Inc. subsidiary and the acquisition of Synosphere LLC. Travel expenses increased during this period due to our extensive travel and related costs for the transaction with Enterprise (Israel), the acquisition of Synosphere LLC and search for new opportunities.

We incurred an expense totaling $1.2 million for acquired research and development in the first quarter of fiscal 2004. As noted in Note 3 to the attached financial statements, this cost represents the fair value of the common stock issued in connection with our acquisition of Synosphere LLC.

We incurred consulting expenses paid in stock options totaling $4.77 million in the first quarter of fiscal 2004. This cost represents the fair value of stock options issued for services to the following entities:

November 2003

      o Options valued at $260,000 to purchase 200 million shares of common stock (at a 40% discount from market, as defined) were issued to D. Scott Elliott for general business and financial consulting services to assist the Company with its expansion plans and entry into other markets.

December 2003

      o Options valued at $60,000 to purchase 50 million shares of common stock (at a 15% discount from market, as defined) were issued to Jeffrey Firestone for providing legal counsel on international issues in mergers and acquisitions.

January 2004

      o Options valued at $4,450,000 to purchase 100 million shares of common stock (at a 50% discount from market, as defined) were issued to Pangea Investments GmbH for consulting and acquisition services in Europe and Israel. Sam Elimalech, an officer of Enterprise Capital AG, is also a member of Pangea Investments Gmbh.

The Company has valued the options granted using the Black-Scholes stock option pricing model. The total fair value of the options granted during the three months ending January 31, 2004 was $4,770,000. Based on the uncertainty of any future value of these agreements, the Company expensed the value of the options in the quarter ended January 31, 2004. We expect to continue utilizing our common stock and options to procure necessary consulting services during this fiscal year since our financial condition makes the probability of securing additional capital difficult and costly. Please refer to Note 7 to the Condensed Consolidated Financial Statements included in this filing for further details of our stock activity.

Our resulting losses from operations for the fiscal 2004 first quarter and 2003 were $6,309,945 and $457,654, respectively.

Our non-operating other income and expenses primarily consist of interest expense, including non-cash charges attributable to the non-detachable beneficial conversion feature of newly issued debentures. Our interest expense was $102,280 for the fiscal 2004 first quarter, a decrease of $818,070, or 89%, from the $920,350 incurred during the fiscal 2003 first quarter. This decrease is due to $837,998 of beneficial conversion features of debentures issued during the three months of fiscal 2003. These charges were not repeated during fiscal 2004. During the fiscal 2004 three month period we realized non-cash aggregate gains of $62,728 on settlements of debenture obligations. The balance of our non-operating income and expenses items, including interest income, were inconsequential to our consolidated results of operations.

Primarily as a result of the foregoing, we incurred a loss of $6,347,497 ($0.00) (per basic and diluted share) for the fiscal 2004 first quarter. The preceding compares to a loss of $1,378,004 ($0.02) (per basic and diluted share) for the fiscal 2003 first quarter.

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

During the course of transitioning our Company over the last several years from our discontinued computer service businesses to our current business of marketing and distributing various accessories primarily intended for use with PDAs, we have incurred substantial operating and net losses, as well as negative operating cash flows. As of our fiscal quarter ended January 31, 2004, our working capital deficit was $3,795,901 and our stockholders' deficit was $4,091,965. Such reflects a decrease from our preceding fiscal year ended October 31, 2003 when our working capital deficit was $6,093,514 and our stockholders' deficit was $6,716,685. We had an unrestricted cash balance of $262,649 at January 31, 2004, as compared to $2,140 at October 31, 2003.

We had outstanding convertible debentures with an aggregate principal face amount of $2,619,297 at January 31, 2004, of which $2,152,297 was due within one year and and $694,090 was to become due and payable by our fiscal year ending October 31, 2005. Subsequent to January 31, 2004 and through March 15, 2004, debentures totaling $1,039,968 were converted into 228,074,146 shares of common stock. We had outstanding convertible debentures with an aggregate principal face amount of $4,015,837 at October 31, 2003, of which $3,265,837 and $750,000 was to become due and payable during our fiscal years ending October 31, 2004 and 2005, respectively.

Our Consolidated Cash Flows

Our operating activities utilized $480,984 in cash during the fiscal 2004 three month period, an increase of $255,645, or 113%, from the $225,339 in cash utilized during the fiscal 2003 three month period. Our increased utilization substantially reflects a $5,008,264, or 516%, net increase in our non-cash charges, being substantially offset by the $4,969,493 increase in our net loss. The most significant reductions in our non-cash charges were a $837,998 reduction in the charges associated with the beneficial conversion features of issued convertible debentures. This reduction is offset by increases of $1,200,000 and $4,770,000 in our non-cash acquisition of in-process research and development and services rendered in exchange for common stock options, respectively. Partially offsetting these non-cash charge items were a $59,227 increase in accounts receivable, an $18,386 increase in inventories and a $158,710 decrease in accounts payable and accrued liabilities. Based on the exercise of stock options in the quarter, we were able to pay certain accounts payable and accrued liabilities to continue our operations. Cash flows from operations in 2003 reflect the increase in our accounts payable and accrued liabilities due to our decreased cash flows experience continuing from late 2002 into early 2003.

Our investing activities provided $2,000 during the fiscal 2004 three month period from the sale of the company automobile. There was no cash used in investing activities during the fiscal 2003 three month period.

Our financing activities provided $739,493 in cash during the fiscal 2004 first quarter, an increase of $379,912, or 106%, from the $359,581 in cash provided by financing activities during the fiscal 2003 three month period. Our fiscal 2004 three month period reflects cash inflows primarily from our issuances of common stock options, and, to a significantly lesser extent, the cash we received from a note payable. The preceding cash inflows were slightly offset by the cash outflows related to principal repayments made on outstanding notes payable. In contrast, our fiscal 2003 three month period 2003 primarily reflects lower cash inflows from our issuances of convertible debentures. Such were slightly offset by the cash outflows related to principal repayments made on outstanding notes payable.

Our Planned Capital Expenditures

We had no significant planned capital expenditures, budgeted or otherwise, as of January 31, 2004.


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

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:


10.1  Employment Agreement with Kenneth Schilling

10.2  Employment Agreement with Bryan A. Scott

10.3  Employment Agreement with Ramon Perales

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

DATED THIS 1ST DAY OF DECEMBER 2004

                              IBIZ TECHNOLOGY CORP.





                                   By: /s/ KENNETH W. SCHILLING
                                       ---------------------------------------
                                       Kenneth W. Schilling, President,
                                       and acting principal accounting officer