Form 10QSB/A
period 2004-04-30
IBIZ TECHNOLOGY CORP
filed 2004-12-02
CIK 1079893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A1


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   FOR THE FISCAL QUARTER ENDED APRIL 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                              --------------------

                              iBIZ TECHNOLOGY CORP.
      (Exact name of small business registrant as specified in its charter)

                        Commission File Number 000-027619

                  FLORIDA                                  86-0933890
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)


            2238 West Lone Cactus Drive, #200, Phoenix, Arizona 85021
                    (Address of principal executive offices)

                                 (623) 492-9200
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

As of June 21, 2004, the registrant had 2,863,623,373 shares of its $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format: YES   NO  X
                                                  ---   ---


                              iBIZ TECHNOLOGY CORP.

                                    INDEX TO
                         QUARTERLY REPORT ON FORM 10-QSB
                   FOR THE FISCAL QUARTER ENDED APRIL 30, 2004

PART I.     FINANCIAL INFORMATION                                                       Page

Item 1.  Interim Condensed Consolidated Financial
Statements

    Condensed Consolidated Balance Sheets as of April 30, 2004 (Unaudited)
        and October 31, 2003 (Audited)...................................................1

    Condensed Consolidated Statements of Loss for the Three and Six Months Ended
        April 30, 2004 and 2003 (Unaudited)..............................................2

    Condensed Consolidated Statement of Changes in Stockholders' Deficit for the
        Six Months Ended April 30, 2004 (Unaudited)......................................3

    Condensed Consolidated Statements of Cash Flows for the Six Months Ended
         April 30, 2004 and 2003 (Unaudited).............................................4

    Notes to Interim Condensed Consolidated Financial Statements (Unaudited).............7

Item 2.  Our Management's Discussion and Analysis.......................................15

Item 3.  Our Controls and Procedures....................................................20

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................21

Item 2.  Changes in Securities and Use of Proceeds......................................21

Item 3.  Defaults Upon Senior Securities................................................21

Item 4.  Submission of Matters to a Vote of Security Holders............................21

Item 5.  Other Information..............................................................21

Item 6.  Exhibits and Reports on Form 8-K...............................................21

Signatures..............................................................................22


                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                           April 30,
                                                                             2004
                                                                         (Unaudited and  October 31, 2003
                                                                           Restated)        (Audited)
                                                                          ------------    ------------
ASSETS
Current assets:
   Cash                                                                   $    104,196    $      2,140
   Restricted cash equivalent                                                   10,000          10,000
   Accounts receivable, net                                                     32,949         111,322
   Inventories, net                                                            287,306          43,842
   Deposit for purchase of inventory                                           400,000
   Prepaid expenses                                                            369,155          24,057
                                                                          ------------    ------------
Total current assets                                                         1,203,606         191,361
Property and equipment, net                                                     56,379          63,329
Patents, net                                                                    55,596              --
Intellectual property rights, net                                               49,909          61,000
Deposits                                                                         2,500           2,500
Note receivable from officer, net                                                   --              --
                                                                          ------------    ------------
Total assets                                                              $  1,367,990    $    318,190
                                                                          ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                       $    638,582    $    581,637
   Accrued liabilities (Note 5)                                              1,010,083       2,306,911
   Deferred income                                                                  --           5,570
   Notes payable                                                                30,603         124,920
   Current maturities of debentures (Note 6)                                 1,413,675       3,265,837
                                                                          ------------    ------------
Total current liabilities                                                    3,092,943       6,284,875
Convertible debentures                                                              --         750,000
                                                                          ------------    ------------
Total liabilities                                                            3,092,943       7,034,875
                                                                          ------------    ------------

Commitments and contingencies (Notes 10 and 11)

Stockholders' deficit (Note 7):
   Preferred stock, $.001 par value; 50,000,000 shares authorized; none
     issued or outstanding                                                          --              --
   Common stock, $.001 par value; 5,000,000,000 shares authorized;
     2,763,291,274 and 649,893,721 issued and outstanding, respectively      2,763,291         649,894
    Common stock to be issued (Notes 4 and 11)                               1,556,167              --
   Additional paid-in capital                                               29,210,445      17,431,753
   Less:  Notes receivable                                                  (1,500,000)             --
   Accumulated deficit                                                     (33,754,856)    (24,798,332)
                                                                          ------------    ------------
Total stockholders' deficit                                                 (1,724,953)     (6,716,68)
                                                                          ------------    ------------
Total liabilities and stockholders' deficit                               $  1,367,990    $    318,190
                                                                          ============    ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.


                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF LOSS (Unaudited)


                                                              Three Months Ended April 30,         Six Months Ended April 30,
                                                               2004               2003              2004                2003
                                                            (Restated)                           (Restated)
                                                          --------------      --------------    --------------     --------------

Revenues:
      Net product sales                                   $       72,433      $       52,633    $      224,649     $      118,358
      Maintenance services                                         8,434               8,004            18,167             17,589
                                                          --------------      --------------    --------------     --------------
Total revenues                                                    80,867              60,637           242,816            135,947
                                                          --------------      --------------    --------------     --------------

Cost of revenues:
      Cost of product sales                                      149,220              55,277           262,258            146,364
      Cost of maintenance services                                 8,676               1,605            17,383              2,253
                                                          --------------      --------------    --------------     --------------
Total cost of revenues                                           157,896              56,882           279,641            148,617
                                                          --------------      --------------    --------------     --------------

Gross income (loss)                                              (77,029)              3,755           (36,825)           (12,670)
                                                          --------------      --------------    --------------     --------------

Operating expenses:
      Selling, general and administrative                        939,757             462,221         1,294,942            903,450
      Research and development                                    71,044                                95,926                 --
      Acquired in-process research and development (Note 4)                                          1,200,000                 --
      Consulting fees paid in stock options (Note 7)           1,616,187                             6,386,187                 --
                                                          --------------      --------------    --------------     --------------
Total operating expenses                                       2,626,988             462,221         8,977,055            903,450
                                                          --------------      --------------    --------------     --------------

Loss from operations                                          (2,704,017)           (458,466)       (9,013,880)          (916,120)
                                                          --------------      --------------    --------------     --------------

Non-operating income (expenses):
      Interest and miscellaneous income (Note 8)                 134,371                 809           199,017                809
      Interest and financing expenses (Note 9)                   (39,381)           (230,302)         (141,661)        (1,150,652)
                                                          --------------      --------------    --------------     --------------
Total non-operating (expenses) income, net                        94,990            (229,493)           57,356         (1,149,843)
                                                          --------------      --------------    --------------     --------------

Net loss                                                  $   (2,609,027)     $     (687,959)   $   (8,956,524)    $   (2,065,963)
                                                          --------------      --------------    --------------     --------------

Net loss per common share - Basic and diluted (Note 2)    $        (0.00)     $        (0.01)   $        (0.00)    $        (0.02)
                                                          --------------      --------------    --------------     --------------

Weighted average number of common shares outstanding -
   Basic and diluted (Note 2)                              2,612,549,145         124,826,349     2,028,178,674        124,826,511
                                                          --------------      --------------    --------------     --------------


         The accompanying notes are an integral part of these condensed consolidated financial statements.


                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
               FOR THE SIX MONTHS ENDED APRIL 30, 2004 (Unaudited)

                                                        Common Stock
                               Common Stock            To Be Issued            Additional
                          -----------------------    ------------------        Paid-In      Accumulated       Note
                            Shares        Amount     Shares      Amount        Capital        Deficit      Receivable      Total
                            ------        ------     ------      ------        -------       -------      ----------       -----

BALANCE,
 October 31, 2003         649,893,721  $  649,894                           $17,431,753  $(24,798,332)                $ (6,716,685)
Common stock
 issued upon
 exercise
 of options               218,302,941     218,303                             3,072,134                  $(1,500,000)    1,790,437
Common stock
 issued for
 services received
 and in settlement
 of liabilities           116,943,296     116,943                               615,750                                    732,693
Common stock
 issued to
 officers and
 other employees
 as bonuses               398,620,692     398,621                               179,379                                    578,000
Common stock
 issued upon
 conversion of
 debentures and
 accrued interest,
 net of related
 issuance costs         1,379,530,624   1,379,530                             1,525,242                                  2,904,772
Acquisition of
 Synosphere, LLC                                   30,000,000   $1,200,000                                               1,200,000
Cash payments to
 Synosphere, LLC
 members in lieu
 of stock                                            (470,833)     (18,833)                                                (18,833)
Grant of common
 stock as bonuses
 to employees of
 Synosphere, LLC                                    8,447,278      375,000                                                 375,000
Value assigned to
 services received
 in exchange
 for options                                                                  6,386,187                                  6,386,187
Net loss                                                                                   (8,956,524)                  (8,956,524)
                        -------------  ----------  ----------   ----------  -----------  ------------    -----------   -----------
BALANCE,
 April 30, 2004         2,763,291,274  $2,763,291  37,976,445   $1,556,167  $29,210,445  $(33,754,856)   $(1,500,000)  $(1,724,593)
                        =============  ==========  ==========   ==========  ===========  ============    ===========   ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements.


                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                          Six Months Ended April 30,
                                                                             2004            2003
                                                                          -----------    -----------
                                                                           (Restated)

Cash flows from operating activities:
   Net loss                                                               $(8,956,524)    (2,065,963)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                            87,358         23,937
      Provisions for sales returns, rebates and doubtful accounts              16,069          4,217
      Acquired in-process research and development (Note 4)                 1,200,000             --
      Services received in exchange for common stock (Note 7)                 617,165        308,788
      Services received in exchange for common stock options (Note 7) .     6,386,186             --
      Beneficial conversion feature of convertible debentures                      --        985,139
      Gains on settlements of debenture obligations (Note 6)                 (197,017)            --
   Net changes in assets and liabilities:
      Accounts receivable                                                     105,802        (29,387)
      Inventories                                                            (243,464)       (29,279)
      Deposit for purchase of inventory                                      (400,000)            --
      Prepaid expenses                                                          1,945         (3,450)
      Accounts payable and accrued liabilities                               (220,285)       338,108
                                                                          -----------    -----------
Net cash used in operating activities                                      (1,602,765)      (467,890)
                                                                          -----------    -----------

Cash flows from investing activities:
    Payments to Synosphere, LLC members in lieu of common stock               (18,833)            --
    Patent costs                                                               (2,466)            --
                                                                          -----------    -----------
Net cash used in investing activities                                         (21,299)            --
                                                                          -----------    -----------

Cash flows from financing activities:
   Bank overdraft                                                                  --         14,688
   Net proceeds from issuances of convertible debentures                           --        454,000
   Net proceeds from exercises of common stock options                      1,790,437             --
   Proceeds from note payable                                                      --             --
   Principal payments on notes payable                                        (64,317)        (1,746)
                                                                          -----------    -----------
Net cash provided by financing activities                                   1,726,120        466,942
                                                                          -----------    -----------

Net increase (decrease) in cash and cash equivalents                          102,056           (948)
Cash at beginning of period                                                     2,140            948
                                                                          -----------    -----------
Cash at end of period                                                     $   104,196             --
                                                                          ===========    ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.


                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

                                                                            Six Months Ended April 30,
                                                                                 2004       2003
                                                                             ----------   ----------
                                                                             (Restated)

Supplemental schedule of cash activities:
   Interest paid in cash                                                     $    2,003   $    4,602

Supplemental schedule of non-cash investing and financing activities:
Debenture principal and accrued interest thereon converted to common stock   $2,904,772   $  101,441

Issuance of common stock in settlement of:
      Fees, services and expenses (including prepaid consulting              $1,033,525   $  308,788
          contract)
      Accounts payable and accrued expenses                                  $  395,626   $    4,661
      Accrued employee bonuses                                               $  578,000   $       --
 Consulting fees paid with common stock options                              $6,386,186   $       --



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

Preparation of Interim Condensed Consolidated Financial Statements

These interim condensed consolidated financial statements for the periods ended April 30, 2004 have been prepared by the Company's management, without audit, in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise noted) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the fiscal periods presented. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these interim consolidated financial statements pursuant to the SEC's rules and regulations, although the Company's management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial position, results of operations and cash flows for the interim periods disclosed herein are not necessarily indicative of future financial results. These interim condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10-KSB, as amended, for the fiscal year ended October 31, 2003.

                     iBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
  NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Interim Condensed Consolidated Financial Statements (Continued)

Net Loss Per Share

Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the applicable fiscal period. At April 30, 2004 and 2003, the Company had outstanding commitments to issue preferred shares (See Note 10), outstanding debentures for which the holders have unilateral rights to convert the unpaid principal, and any accrued interest thereon, into common shares, and outstanding stock purchase warrants and options for which the holders have unilateral rights to exercise into common shares. However, as the effect of their inclusion would be anti-dilutive given the net losses reported herein, these potential additional common shares have been excluded from the computation of net loss per common share - diluted. Should the Company report net income in a future fiscal period, net income per common share -diluted will be separately computed and disclosed giving effect to the potential dilution that would result if the then committed and outstanding preferred shares and debentures were converted, and the then outstanding stock purchase warrants and options were exercised, into common shares. At April 30, 2004, an aggregate of 35.8 million additional common shares were potentially issuable pursuant to outstanding financial instruments that have fixed conversion and exercise prices. However, as the conversion and exercise prices of certain outstanding financial instruments will not be established until their respective conversion and exercise dates, if ever, the maximum aggregate amount of potentially issuable common shares as of April 30, 2004 is not currently determinable.

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

The first restatement pertains to the accounting previously applied by the Company's to its January 20, 2004 acquisition of Synosphere, LLC (See Note 4 for further details). As previously reported, certain acquired technology-related assets with an aggregate assigned fair value of $1,200,000 were initially capitalized and reflected as Patents and Technology on the Company's post-acquisition interim condensed consolidated balance sheets at January 31, 2004 and April 30, 2004. Subsequently, it was determined by the Company's management that the technological feasibility of these acquired assets had, in fact, not been sufficiently established prior to the acquisition date in order to justify their capitalization. As restated herein, these previously reported acquired assets have been eliminated from the Company's interim condensed consolidated balance sheet at April 30, 2004 and

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES

3. Restatements of Previously Reported Fiscal 2004 Interim Financial Statements (Continued)

instead immediately expensed as acquired in-process research and development as now reflected in the Company's interim condensed consolidated statement of loss for the six months ended April 30, 2004.

The second restatement pertains to the accounting previously applied by the Company to a multiple-item purchase order it had received via an intermediary sales agent from a major consumer electronics retailer. During its fiscal 2004 second quarter ended April 30, 2004, the Company recognized $356,940 in product sales pursuant to this purchase order upon the shipment of certain of the ordered items. Subsequently in July 2004, when the Company's management advised the intermediary sales agent of its inability to deliver one of the products requested in the purchase order, the sales agent correspondingly advised the Company's management that the retailer interpreted the terms of the purchase order to be, in effect, on an all-or-nothing basis, and, as a result, would return any unsold products. The sales agent further advised the Company's management that its underlying product procurement agreement with the retailer contained a non-performance provision that would result in the incurrence of a penalty for which it would seek full indemnification pursuant to its agreement with the Company. As restated herein, these previously reported product sales, and related cost of product sales and sales commissions, have been eliminated from the Company's interim condensed consolidated statement of loss for the three and six months ended April 30, 2004 on the basis that all the prerequisite conditions for revenue recognition had not, in fact, been sufficiently satisfied during the Company's fiscal 2004 second quarter. Furthermore, the Company's interim condensed consolidated balance sheet at April 30, 2004, as presented herein, reflects the $160,000 in related inventory which is in the process of being physically returned by the retailer. As the Company's management currently believes that it will be able to resell the products being returned, it has not established any related valuation allowance.

4. Acquisition of Synosphere, LLC

On January 20, 2004, the Company acquired all of the outstanding membership interests in Synosphere, LLC ("Synosphere"), a Texas limited liability company pursuing the development of certain handheld computer technologies, in exchange for 30.0 million shares of its common stock with an aggregate value of $1,200,000 based on the immediately preceding closing bid price of its common stock (See Note 3 for details regarding the related purchase accounting applied). A subsequent addendum to the acquisition agreement permitted certain of Synosphere's shareholders to elect to receive cash in lieu of common shares.

5. Accrued Liabilities

Accrued liabilities consist of the following:

                                                  April 30,    October 31,
                                                    2004         2003
                                                 ----------   ----------
Accrued wages, benefits and payroll taxes        $  563,808   $  915,040
Accrued interest                                    376,469      741,398
Accrued officer bonuses                                  --      578,000
Accrued sales commissions and vendor royalties       40,918       53,445
Taxes                                                19,274       19,028
Accrued customer deposits                             9,615           --
                                                 ----------   ----------
Total accrued liabilities                        $1,010,084   $2,306,911
                                                 ==========   ==========

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES

5. Accrued Liabilities (Continued)

The Company remains liable to the U.S. Internal Revenue Service ("IRS") for approximately $65,000 in unpaid payroll taxes, and subsequently assessed interest, for certain periods through its first quarter of 1999. The Company has continued to accrue for this liability in its consolidated financial statements. It is management's intention to seek a reduced settlement of this liability with the IRS, if and when, the Company has surplus working capital allowing it to timely honor any such settlement. As of April 30, 2004, the IRS had not yet assessed, nor has the Company accrued for, any related penalties.

6. Convertible Debentures

The Company's outstanding convertible debentures consist of the following at April 30, 2004:

Debenture Holder                           Amount
-------------------------------------- --------------
Keshet L.P.                                 $944,000
Laurus Master Fund                           262,858
Keshet Fund L.P.                             157,099
Talbiya B. Investments Ltd.                   49,719
-------------------------------------- --------------
Total                                     $1,413,676
-------------------------------------- --------------

During the six-month period ended April 30, 2004, the Company issued 1,379,530,624 shares of its common stock in conversion of $2,609,562 in principal and $321,460 of accrued interest, net of $26,250 in costs and $197,017 in gains on settlement of the conversion.

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

Common Stock Held in Escrow

Options valued at $4,450,000 to purchase 100 million shares of common stock (at a 50% discount from market, as defined) were issued to Pangea Investments GmbH (parent company of Enterprise Capital AG) for consulting and acquisition services in Europe and Israel. Such services include, but are not limited to, development of a business plan for marketing existing products in Europe and Israel and identifying new products and technologies that could be added to the existing product line. In addition, Pangea would assist in the negotiation and financing of new products and technologies acquired. Pursuant to the option

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES

7.       Stockholders Deficit (Continued)

agreement, the Company transferred 100 million shares of its common stock into an escrow account pending payment of the aggregate $1.5 million exercise price. Through April 2004, 10 million shares were issued upon the application of $175,000 to the Deposit for the Virtual Keyboard product ("Deposit for Purchase of Inventory" for $400,000 in the accompanying balance sheet at April 30, 2004).

In addition, options to purchase 5 million shares of common stock are being held in escrow pursuant to option agreements with a consultant. The balance in the Note Receivable classified in the Stockholders' Equity represents the balance due on the options held in escrow.

Common Stock Issued for Services Received and in Settlement of Liabilities

During the six months ended April 30, 2004, the Company issued shares of its common stock for services received and in settlement of liabilities as follows:

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

February 2004

      o 1.0 million shares valued at $40,000 for legal services provided by Greg Sichenzia.

      o 1,335,188 shares to individuals in satisfaction of their outstanding amounts due ($43,223).

March 2004

      o 2.5 million shares valued at $75,000 for legal services provided by Greg Sichenzia.
April 2004

      o     2.0 million shares valued at $80,000 for public relations services.

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

7. Stockholders Deficit (Continued)

Stock Options and Warrants

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

March 2004

      o Options valued at $1,616,186 to purchase 151,045,455 shares of common stock (at a 20% discount from market, as defined) to D. Scott Elliott for general business and financial consulting services to assist the Company with its expansion plans and entry into other markets.

The Company has valued the options granted using the Black-Sholes stock option pricing model. The total fair value of the options granted during the six months ending April 30, 2004 was $6,386,187. Based on the uncertainty of any future value of these agreements, the Company expensed the value of the options in the period ended April 30, 2004.

8. Interest and Miscellaneous Income

Interest and miscellaneous income consist of the following:


                                                  Three Months            Six Months
                                                   Ended April            Ended April
                                              ---------------------   ------------------------
                                                 2004        2003        2004          2003
                                              ----------   --------   -----------   ----------
Gains on settlements of vendor obligations      $     --   $           $      --   $
Gains on settlements of debenture obligations    134,289                 197,017
Gain on disposal of fixed asset                                            2,000
Other miscellaneous income                            82        809                        809
                                              ----------   --------   -----------   ----------
Total interest and miscellaneous income         $134,371   $    809   $   199,017   $      809
                                              ==========   ========   ===========   ==========

During the period, the Company renegotiated their debenture balances with the AJW Entities. As a result of the negotiation, the AJW entities converted in full

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES

8. Interest and Miscellaneous Income (Continued)

the debenture balances which resulted in the cancellation of approximately $197,017 in principal and interest. The cancellation has been recorded as income in the Statement of Operations for the six-month period ended April 30, 2004.

9. Interest and Financing Expenses

Interest and financing expenses consist of the following:


                                       Three Months Ended April   Six  Months Ended April
                                        -----------------------   -----------------------
                                           2004         2003         2004         2003
                                        ----------   ----------   ----------   ----------

Interest expense                        $   39,381   $   83,161      141,661   $  165,513
Beneficial conversion features
 of debentures issued                           --      147,141           --      985,139
                                        ----------   ----------   ----------   ----------
Total interest and financing expenses   $   39,381   $  230,302      141,661   $1,150,652
                                        ==========   ==========   ==========   ==========

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

11. Subsequent Events

Common Stock Issued for Services Received and in Settlement of Liabilities

Subsequent to April 30, 2004, the Company issued shares of its common stock for services received and in settlement of liabilities as follows:

      o On May 4, 2004, the Company issued 1,428,571 shares of its common stock with an assigned aggregate fair market value of $50,000 to an unrelated attorney for legal services rendered.

      o During May and June 2004, the Company issued 4,500,000 shares of its common stock with an assigned aggregate fair market value of $80,000 to an unrelated attorney for legal services rendered.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES

11. Subsequent Events (Continued)

      o During May and June 2004, the Company issued 427,000 shares of its common stock with an assigned aggregate fair market value of $10,140 to unrelated individuals for various services rendered.

      o During June 2004, the Company issued 3,000,000 shares of its common stock with an assigned aggregate fair market value of $30,000 to two unrelated individuals in retention of SEC filing services over the subsequent twelve-month period.

      o During July 2004, the Company issued 5,870,275 shares of its common stock with an assigned aggregate fair market value of $65,072 to an unrelated individual in retention of a 2 year facilities lease for the acquired Synosphere operations.

Common Stock Issued to Officers and Other Employees as Bonuses

Subsequent to April 30, 2004, the Company issued shares of its common stock to officers and other employees as bonuses as follows:

      o During May 2004, the Company issued 8,447,278 shares of its common stock with an assigned fair market value of $375,000 to officers of its wholly-owned subsidiary, Synosphere in accordance with their respective employment contracts. The amount was reflected in the accompanying balance sheet at April 30, 2004 as "Common Stock to be Issued".

      o During June 2004, the Company issued 1,234,266 shares of its common stock with an assigned aggregate fair market value of $44,000 as signing bonuses to new employees of Synosphere.

Stock Options and Warrants

During May 2004, the Company granted options valued at $492,000 (using the Black-Sholes stock option pricing model) to purchase 40,000,000 shares of common stock (at a 7.5% discount from market, as defined) to Steven Green for financial management, business management and business optimization through mergers and acquisitions. These consulting services are offered for a term of three years. In addition, options valued at $91,000 to purchase 10,000,000 shares of common stock (at a 15.0% discount from market, as defined) were issued in May 2004 to Jeffrey Firestone for providing legal counsel on international issues in mergers and acquisitions. Options to purchase 35,000,000 shares were exercised in May 2004 resulting in the receipt of approximately $345,000. The remaining 5,000,000 shares were deposited into an escrow account (see Common Stock Held in Escrow above). Based on the uncertainty of any future value of these agreements, the Company expensed the value of the options in the three months ended July 31, 2004.

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

Entertainment Devices:

      o Our pocketRADIO - We introduced our pocketRADIO to the consumer marketplace in October 2003. Our pocketRADIO is an FM Stereo card that allows a PDA user to listen to FM Stereo while simultaneously running other programs. Our pocketRADIO has a suggested retail price of $49.99.

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

                       OUR RECENT SIGNIFICANT DEVELOPMENTS

On June 15, 2004, we issued a press release describing the delays in our securing the new Virtual Keyboard product from Enterprise. During April 2004 we made a $400,000 deposit with Enterprise for the initial shipment of the Virtual Keyboard. As of June 20, 2004, we are pursuing discussions with Enterprise to ascertain the timing of deliveries of the Virtual Keyboard product.

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

                     OUR CONSOLIDATED RESULTS OF OPERATIONS

Our consolidated total revenues for the three months ended April 30, 2004 ("fiscal 2004 second quarter") were $80,867, an increase of $20,230, or 33%, as compared to $60,637 for the three months ended April 30, 2003 ("fiscal 2003 second quarter"). Our consolidated total revenues for the six months ended April 30, 2004 ("fiscal 2004 six month period") were $242,816, an increase of $106,869, or 79%, as compared to $135,947 for the six months ended April 30, 2003 ("fiscal 2003 six month period"). Our product sales constituted 90% and 93% of our consolidated total revenues for the fiscal 2004 second quarter and six month period, respectively, as compared to 87% of our consolidated total revenues for the fiscal 2003 second quarter and six month period, respectively. Our maintenance revenues, which constituted the balance of our consolidated total revenues for each respective fiscal period, will continue to decrease in future fiscal periods as we no longer actively market or pursue maintenance services.

Our product sales were $72,433 for the fiscal 2004 second quarter, an increase of $19,770, or 38%, as compared to $52,663 in product sales for the fiscal 2003 second quarter. Our product sales were $224,649 for the fiscal 2004 six month period, an increase of $106,291, or 90%, as compared to $118,358 in product sales for the fiscal 2003 six month period. We substantially attribute the preceding increase to sales of our pocketRADIOs, which we began shipping to customers in late October 2002. Although to a significantly lesser extent, we also realized incremental fiscal 2003 product sales from our XELA Keyboard, which we began shipping to customers in March 2003. Partially offsetting the preceding product sales increases principally were sales decreases of varying degrees realized in our accessories for non-PDA hand-held computing devices, the marketing of which we continue to de-emphasize as we focus our currently limited operating and financial resources on the PDA accessories marketplace. We also realized a significant decrease in sales of our Keysync Keyboard which we primarily attribute to the introduction of competing products into the marketplace. Sales of our Travel Kits also decreased slightly, which we believe generally corresponded to the overall softening of sales realized by the underlying PDA manufacturers. Variances in the average prices realized by us on products in existence during both fiscal periods did not have a significant impact, favorably or unfavorably, on the overall net increase in our product sales for fiscal 2004. It must be noted that, absent significant contributions from the introduction of new products, our future revenues will be materially dependent upon sales of our pocketRADIOs and, to a significantly lesser extent, our Travel Kits and XELA Keyboard.

We incurred consolidated gross losses of $77,029 and $36,825 for the fiscal 2004 second quarter and six month period, respectively, and a consolidated gross income of $3,755 and a consolidated gross loss of $12,670 for the fiscal 2003 second quarter and six month period, respectively. In turn, these consolidated gross losses equated to negative gross margins of 95% and 15% for the fiscal 2004 second quarter and six month period, respectively, and a positive gross margin of 6% and a negative gross margin of 9% for the fiscal 2003 second quarter and six month period, respectively. Our fiscal 2004 consolidated gross losses and negative gross margins were attributable to gross losses of $76,787 and $37,609, and resulting negative gross margins of 106% and 17%, on our product sales during the fiscal 2004 second quarter and six month period, respectively. Similarly, in fiscal 2003 we experienced gross losses of $2,644 and $28,006, and resulting negative gross margins of 5% and 24%, on our product sales during the fiscal 2003 second quarter and six month period, respectively. We principally attribute the preceding gross losses and negative gross margins on our product sales during each of the above fiscal periods to our inability, given our continuing modest amount of product sales, to leverage our allocable direct labor and, to a lesser extent, overhead. Specifically, as we disclosed in
Note 3 to these financial statements, we have restated the results of our operations for the quarter and six month periods ended April 30, 2004, to reflect the reversal of a sale of $357,000 which was subsequently deemed to have been a consignment sale. The impact of this transaction, after restatement, was the expense of the related freight costs which the Company remains burdened with totaling $25,205.

Our consolidated total operating expenses were $2,626,988 for the fiscal 2004 second quarter, an increase of $2,164,767, or 468%, from the $462,221 incurred during the fiscal 2003 second quarter. Our consolidated total operating expenses were $8,977,055 for the fiscal 2004 six month period, an increase of $8,073,605, or 894%, from the $903,450 incurred during the fiscal 2003 six month period.

Our consolidated selling, general and administrative ("SG&A") expenses were $939,757 for the fiscal 2004 second quarter, an increase of $477,533, or 103%, from the $462,221 incurred during the fiscal 2003 second quarter. Our consolidated SG&A expenses were $1,294,942 for the fiscal 2004 six month period, an increase of $391,492, or 43%, from the $903,450 incurred during the fiscal 2003 six month period. We incurred substantial dollar and percentage increases in our wages and benefits expense in the second quarter of fiscal 2004 due to bonuses issued to the officers of Synosphere in accordance with their employment agreements ($375,000) and the inclusion of Synosphere's operations (approximately $82,000; primarily other wages) for the same period (there was minmal activity for Synosphere in the first fiscal quarter ended January 31,
2004) The expenses for accountants, consultants and attorneys have increased as a result of our efforts to expand our business and search for new opportunities. Such costs, excluding the consulting fees paid with stock options, amounted to $340,050 and $502,795 for the three and six months ended April 2004 and $90,019 and $294,655 for the three and six months ended April 2003, respectively.

Our consolidated research and development ("R&D") expenses were $71,044 and $95,926 for the fiscal 2004 second quarter and for the fiscal 2004 six month period, respectively. These research and development costs are directly related to the acquisition of Synosphere and their continuing efforts to develop and work on products for introduction in the PDA marketplace. As noted in Note 3 to the April 30, 2004 Condensed Consolidated Financial Statements included in this filing, we have expensed the cost of our acquisition of Synosphere, $1,200,000, as Acquired Research and Development costs.

We incurred consulting expenses paid in stock options totaling $1,616,187 and $6,386,187 in the three and six month periods ended April 2004. This cost represents the fair value of stock options issued for services to the following entities:

November 2003
Options valued at $260,000 to purchase 200 million shares of common stock (at a 40% discount from market, as defined) were issued to D. Scott Elliott for general business and financial consulting services to assist the Company with its expansion plans and entry into other markets.

December 2003
Options valued at $60,000 to purchase 50 million shares of common stock (at a 15% discount from market, as defined) were issued to Jeffrey Firestone for providing legal counsel on international issues in mergers and acquisitions.

January 2004
Options valued at $4,450,000 to purchase 100 million shares of common stock (at a 50% discount from market, as defined) were issued to Pangea Investments GmbH for consulting and acquisition services in Europe and Israel. Sam Elimalech, an officer of Enterprise Capital AG (see Note 8), is also a member of Pangea Investments Gmbh.

March 2004
Options valued at $1,616,186 to purchase 151,045,455 shares of common stock (at a 20% discount from market, as defined) were issued to D. Scott Elliott for general business and financial consulting services to assist the Company with its expansion plans and entry into other markets.

The Company has valued the options granted using the Black-Scholes stock option pricing model. The total fair value of the options granted during the three months ending January 31, 2004 was $4,770,000. Based on the uncertainty of any future value of these agreements, the Company expensed the value of the options in the quarter ended January 31, 2004. We expect to continue utilizing our common stock and options to procure necessary consulting services during this fiscal year since our financial condition makes the probability of securing additional capital difficult and costly. Please refer to Notes 7 and 11 to the Condensed Consolidated Financial Statements included in this filing for further details of our stock activity.

Our resulting losses from operations for the fiscal 2004 second quarter and six month period were $2,704,017 and $9,013,880, respectively. The preceding compares to losses from operations for the fiscal 2003 second quarter and six month period of $458,466 and $916,120, respectively.

Our non-operating other income and expenses primarily consist of interest expense, including non-cash charges attributable to the non-detachable beneficial conversion feature of newly issued debentures. Our interest expense was $39,381 for the fiscal 2004 second quarter, a decrease of $190,921, or 83%, from the $230,302 incurred during the fiscal 2003 second quarter. Our interest expense was $141,661 for the fiscal 2004 six month period, a decrease of $1,008,991, or 88%, from the $1,150,652 incurred during the fiscal 2003 six month period. This decrease is due to $147,141 and $985,139 of beneficial conversion features of debentures issued during the three and six months of fiscal 2003, respectively. These charges were not repeated during fiscal 2004. The remaining decrease in interest expense during the three and six month periods ended April 2004 versus 2003 directly relates to the conversion of the debentures which resulted in a lower debt balance. During the fiscal 2004 three and six month periods we realized non-cash aggregate gains of $134,289 and $197,017, respectively, on settlements of debenture obligations. The balance of our non-operating income and expenses items, including interest income, were inconsequential to our consolidated results of operations.

Primarily as a result of the foregoing, we incurred losses of $2,609,027 ($0.00) per basic and diluted share and $8,956,524 ($0.00) per basic and diluted share for the fiscal 2004 second quarter and six month period, respectively. The preceding compares to losses of $687,959 ($0.01) per basic and diluted share and $2,065,963 ($0.02) per basic and diluted share for the fiscal 2003 second quarter and six month period, respectively.

Our future ability to achieve profitability in any given future fiscal period remains highly contingent upon our realizing significantly increased product sales sufficient to leverage our non-variable, likely to be recurring expenses. For instance, our ability to achieve gross profits and positive gross margins in any given future fiscal period remains highly contingent upon us being able to leverage through significant incremental product sales the significant non-variable direct labor and overhead components of our costs of goods sold. Similarly, our ability to realize income from operations is further dependent upon our ability to additionally leverage through significant incremental sales, our SG&A expenses, the majority of which currently are non-variable and recurring in nature. To the extent that we incur other less frequent or non-recurring operating expenses, as in fiscal 2004, we will require additional incremental product sales in order to leverage them. Lastly, our ability to realize net income and net income per common share remains highly contingent upon us being able to leverage through incremental product sales any significant non-operating expenses, such as charges for the beneficial conversion features of any issued debentures and our interest expense on any outstanding debt. Correspondingly, our ability to realize significant incremental product sales in any given future fiscal period remains highly contingent upon us obtaining significant equity infusions and/or long-term debt financing sufficient to fund the increased and sustained campaign of marketing and advertising activities we believe necessary to build broad consumer awareness of, and demand for, our PDA accessories. Even if we were to be successful in procuring such funding, there can be no assurance that we will be successful in our marketing and advertising efforts, and that we will subsequently realize the significant incremental product sales we require.

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

During the course of transitioning our Company over the last several years from our discontinued computer service businesses to our current business of marketing and distributing various accessories primarily intended for use with PDAs, we have incurred substantial operating and net losses, as well as negative operating cash flows. As of our fiscal quarter ended April 30, 2004, our working capital deficit was $1,889,337 and our stockholders' deficit was $1,724,953. Such reflects a decrease from our preceding fiscal year ended October 31, 2003 when our working capital deficit was $6,093,514 and our stockholders' deficit was $6,716,685. We had an unrestricted cash balance of $104,196 at April 30, 2004, as compared to $2,140 at October 31, 2003.

We had outstanding convertible debentures with an aggregate principal face amount of $1,413,675 at April 30, 2004, of which $1,413,675 was to become due and payable during our fiscal year ending October 31, 2004. We had outstanding convertible debentures with an aggregate principal face amount of $4,015,837 at October 31, 2003, of which $3,265,837 and $750,000 was to become due and payable during our fiscal years ending October 31, 2004 and 2005, respectively. During the six-month period ended April 30, 2004, the Company issued 1,379,530,624 shares of its common stock in conversion of $2,609,562 in principal and $321,460 of accrued interest, net of $26,250 in costs and $197,017 in gains on settlement of the conversion.

Our Consolidated Cash Flows

Our operating activities utilized $1,602,765 in cash during the fiscal 2004 six month period, an increase of $1,134,875, or 243%, from the $467,890 in cash utilized during the fiscal 2003 six month period. Our increased utilization substantially reflects a $6,787,680, or 513%, net increase in our net non-cash charges, being substantially offset by the $6,890,561 increase in our net loss. The most significant reduction in our non-cash charges was a $985,139 reduction in the charges associated with the beneficial conversion features of issued convertible debentures. This reduction is offset by increases of $1,200,000 and $6,386,186 in our non-cash acquisition of in-process research and development and services rendered in exchange for common stock options, respectively. Partially offsetting these non-cash charge items were a $105,802 decrease in accounts receivable, a $243,464 increase in inventories to meet the order from a large consumer retailer (see discussion above and in Note 3 to the condensed consolidated financial statements included herein), a $400,000 increase in deposit for the purchase of inventory and a $220,285 decrease in accounts payable. Based on the exercise of stock options in the 2004 period, we were able to pay certain accounts payable and accrued liabilities to continue our operations. Cash flows from operations in 2003 reflect the increase in our accounts payable and accrued liabilities of $338,108 due to our decreased cash flows experience continuing from late 2002 into 2003.

Our investing activities used a total of $21,299 during the fiscal 2004 six month period to fund the acquisition of Synoshere in the amount of $18,833, and the additional patent costs incurred of $2,466. There was no cash used in investing activities during the fiscal 2003 six month period.

Our financing activities provided $1,726,120 in cash during the fiscal 2004 third quarter, an increase of $1,259,178, or 270%, from the $466,942 in cash provided by financing activities during the fiscal 2003 six month period. Our fiscal 2004 six month period reflects cash inflows primarily from the exercise of common stock options. The preceding cash inflows were slightly offset by the cash outflows related to principal repayments made on outstanding notes payable. In contrast, our fiscal 2003 six month period 2003 primarily reflects lower cash inflows from our issuances of convertible debentures. Such were slightly offset by the cash outflows related to principal repayments made on outstanding notes payable and the bank overdraft.

Our Planned Capital Expenditures

We currently have no material commitments for capital expenditures other than the completion of the Synosphere products which is currently estimated at $2.4 million over the next 12 months. We estimate that the costs to finalize the Blue Dock product for market will consist of approximately $1.1 million of product enhancement and $600,000 of administrative costs. Completion of the Analog TV Tuner and the Satellite Radio Accessory products for market will consist of $500,000 of product enhancement and $200,000 of administrative costs. The significant costs for product enhancement are necessary to engineer the designs for lower cost components in order to be price-competitive in the PDA market. We are limited in our current cash availability and, accordingly, such expenditures will limited the cash flows available during the next 12 months.

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

            PRIVATE PLACEMENTS OF COMMON STOCK AND WARRANTS FOR CASH

None

                       SALES OF DEBT AND WARRANTS FOR CASH

None

                                  OPTION GRANTS

In March 2004, IBIZ issued an option to purchase up to 151,045,455 shares of common stock (at 20% discount from market, as designed) to D. Scott Elliott for general business and financial consulting services.

        ISSUANCES OF STOCK FOR SERVICES OR IN SATISFACTION OF OBLIGATIONS

In March 2004, IBIZ issued 2.5 million shares valued at $75,000 for legal servicesprovided by Greg Sichenzia

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