Form 10QSB/A
period 2004-07-31
IBIZ TECHNOLOGY CORP
filed 2004-12-02
CIK 1079893

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

                                 (623) 492-9200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES _X_ NO ___

As of October 18, 2004, the registrant had 2,997,753,709 shares of its $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format: YES ___  NO _X_
                              iBIZ TECHNOLOGY CORP.

                                    INDEX TO
                         QUARTERLY REPORT ON FORM 10-QSB
                   FOR THE FISCAL QUARTER ENDED JULY 31, 2004


PART I.     FINANCIAL INFORMATION

                                                                                    Page
                                                                                    ----
ITEM 1.  INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    Condensed Consolidated Balance Sheets as of July 31, 2004 (Unaudited)
        and October 31, 2003 (Audited)................................................1


    Condensed Consolidated Statements of Loss for the Three and Nine Months Ended
        July 31, 2004 and July 31, 2003 (Unaudited)...................................2

    Condensed Consolidated Statement of Changes in Stockholders' Deficit for the
        Nine Months Ended July 31, 2004 (Unaudited)...................................3

    Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
         July 31, 2004 and July 31, 2003 (Unaudited)..................................4

    Notes to Interim Condensed Consolidated Financial Statements (Unaudited)..........6

ITEM 2.  OUR MANAGEMENT'S DISCUSSION AND ANALYSIS....................................16

ITEM 3.  OUR CONTROLS AND PROCEDURES.................................................25


PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS............................................................25

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS....................................25

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..............................................26

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................27

ITEM 5.  OTHER INFORMATION............................................................27

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................................27

SIGNATURES............................................................................28

                     iBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            JULY 31,       OCTOBER 31,
                                                                              2004             2003
                                                                          (UNAUDITED)       (AUDITED)
                                                                          ------------    ------------
                                     ASSETS
Current assets:
   Cash ...............................................................   $      5,811    $      2,140
   Restricted cash equivalent .........................................         10,000          10,000
   Accounts receivable, net ...........................................         55,634         111,322
   Inventories, net (Note 4) ..........................................        252,886          43,842
   Prepaid expenses ...................................................        269,373          24,057
                                                                          ------------    ------------
Total current assets ..................................................        593,704         191,361
Property and equipment, net ...........................................         44,979          63,329
Patents, net ..........................................................         55,596              --
Intellectual property rights, net .....................................             --          61,000
License agreement .....................................................        300,000              --
Deposits ..............................................................          2,500           2,500
Note receivable from officer, net .....................................             --              --
                                                                          ------------    ------------
Total assets ..........................................................   $    996,779    $    318,190
                                                                          ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Bank overdraft .....................................................   $     19,922    $         --
   Accounts payable ...................................................        570,811         581,637
   Accrued liabilities (Note 7) .......................................      1,273,354       2,306,911
   Deferred income ....................................................             --           5,570
   Notes payable ......................................................             --         124,920
   Advances from officers (Note 8) ....................................        113,000              --
   Current maturities of debentures (Note 9) ..........................      1,413,675       3,265,837
                                                                          ------------    ------------
Total current liabilities .............................................      3,390,762       6,284,875
Convertible debentures ................................................             --         750,000
                                                                          ------------    ------------
Total liabilities .....................................................      3,390,762       7,034,875
                                                                          ------------    ------------
Commitments and contingencies (Notes 14 and 15)

Stockholders' deficit (Note 10):
   Preferred stock, $.001 par value; 50,000,000 shares authorized; none
     issued or outstanding ............................................             --              --
   Common stock, $.001 par value; 5,000,000,000 shares authorized;
     2,866,865,414 and 649,893,721 issued and outstanding, respectively      2,866,865         649,894
    Common stock to be issued (Note 5) ................................         34,497              --
   Additional paid-in capital .........................................     32,019,822      17,431,753
   Less: Notes receivable .............................................     (1,330,010)             --
   Accumulated deficit ................................................    (35,985,157)    (24,798,332)
                                                                          ------------    ------------
Total stockholders' deficit ...........................................     (2,393,983)     (6,716,685)
                                                                          ------------    ------------
Total liabilities and stockholders' deficit ...........................   $    996,779    $    318,190
                                                                          ============    ============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     iBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)

                                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                         -------------------------------    -------------------------------
                                                             JULY 31,         JULY 31,          JULY 31,         JULY 31,
                                                              2004              2003              2004             2003
                                                         --------------    -------------    --------------    -------------
                                                                                               (RESTATED)
Revenues:
      Net product sales ..............................   $       77,116    $     136,591    $      301,765    $     254,949
      Maintenance services ...........................            2,291            9,854            20,458           27,443
                                                         --------------    -------------    --------------    -------------
Total revenues .......................................           79,407          146,445           322,223          282,392
                                                         --------------    -------------    --------------    -------------

Cost of revenues:
      Cost of product sales ..........................           99,070          168,670           361,328          315,034
      Cost of maintenance services ...................           19,613            1,306            36,996            3,559
                                                         --------------    -------------    --------------    -------------
Total cost of revenues ...............................          118,683          169,976           398,324          318,593
                                                         --------------    -------------    --------------    -------------

Gross loss ...........................................          (39,276)         (23,531)          (76,101)         (36,201)

Operating expenses:
      Selling, general and administrative ............          964,135          448,339         2,283,799        1,205,682
      Officer bonuses ................................               --          404,825                --          550,935
      Research and development .......................          164,226               --           260,152               --
      Acquired in-process research and development
        (Notes 4 and 5) ..............................               --               --         1,200,000               --
      Consulting fees paid in stock options (Note 10)           583,000               --         6,969,186               --
      Write-off of deposit (Note 11) .................          400,000               --           400,000               --
      Asset impairment (Note 11) .....................           52,281           52,281
                                                         --------------    -------------    --------------    -------------
Total operating expenses .............................        2,163,642          853,164        11,165,418        1,756,617
                                                         --------------    -------------    --------------    -------------

Loss from operations .................................       (2,202,918         (876,695       (11,241,519)      (1,792,818)

Non-operating income (expenses):
      Interest and miscellaneous income (Note 12) ....            3,049           12,447           226,787           13,259
      Interest and financing expenses (Note 13) ......          (30,432)        (489,847)         (172,093)      (1,640,499)
                                                         --------------    -------------    --------------    -------------
Total non-operating (expenses) income, net ...........          (27,383)        (477,400)           54,694       (3,420,058)
                                                         --------------    -------------    --------------    -------------

Net loss .............................................   $   (2,230,301)   $  (1,354,095)   $  (11,186,825)   $  (3,420,058)
                                                         ==============    =============    ==============    =============

Net loss per common share - Basic and diluted (Note 3)   $        (0.00)   $       (0.00)   $        (0.00)   $       (0.02)
                                                         ==============    =============    ==============    =============
Weighted average number of common shares outstanding -
   Basic and diluted (Note 3) ........................    2,823,315,679      361,484,542     2,215,996,929      203,712,366
                                                         ==============    =============    ==============    =============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     iBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
               FOR THE NINE MONTHS ENDED JULY 31, 2004 (UNAUDITED)

                                                                Common Stock
                                        Common Stock            To Be Issued     Additional
                                 ------------------------   ------------------    Paid-In     Accumulated     Note
                                    Shares        Amount    Shares     Amount     Capital       Deficit    Receivable      Total
                                    ------        ------    ------     -----      -------       -------    ----------      -----
BALANCE, October 31, 2003         649,893,721  $  649,894                       $17,431,753  $(24,798,332)              $(6,716,685)
Common stock issued upon
exercise of options               177,802,941     177,803                         2,311,694                               2,489,497
Common stock issued for services
  received and in settlement of
  liabilities                     211,838,083     211,838                         1,975,190                $(1,330,010)     857,018
Common stock issued to officers
  and other employees as bonuses  419,133,295     419,133                           688,754                               1,107,887
Common stock issued upon
  conversion of debentures and
  accrued interest, net of
  related issuance costs        1,379,530,624   1,379,530                         1,525,242                               2,904,772
Acquisition of Synosphere, LLC     28,666,750      28,667  1,333,250  $ 53,330    1,118,003                               1,200,000
Cash payments to Synosphere,
  LLC members in lieu of
  stock                                                     (470,833)  (18,833)                                             (18,833)
Value assigned to services
  received in exchange for
  options                                                                         6,969,186                               6,969,186
Net loss                                                                                      (11,186,825)              (11,186,825)
                                -------------  ---------- ----------  --------  -----------  ------------  -----------  -----------
BALANCE, July 31, 2004          2,866,865,414  $2,866,865    862,417  $ 34,497  $32,019,822  $(35,985,157) $(1,330,010) $(2,393,983)
                                =============  ========== ==========  ========  ===========  ============  ===========  ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     iBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                NINE MONTHS ENDED
                                                                          ----------------------------
                                                                             JULY 31,       JULY 31,
                                                                               2004           2003
                                                                          ------------    ------------
                                                                           (RESTATED)
Cash flows from operating activities:
   Net loss ...........................................................   $(11,186,825)   $ (3,420,058)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization ...................................         27,069          42,406
      Provisions for sales returns, rebates and doubtful accounts .....         17,903          22,696
      Asset impairment ................................................         52,281
      Provisions for inventory obsolescence ...........................             --          10,000
      Acquired in-process research and development (Notes 4 and 5) ....      1,200,000              --
      Services received in exchange for common stock (Note 10) ........      1,073,346         854,757
      Services received in exchange for common stock options (Note 10)       6,969,186              --
      Beneficial conversion feature of convertible debentures .........             --       1,379,077
      Gains on settlements of debenture obligations (Note 12) .........       (197,017)             --
   Net changes in assets and liabilities:
      Accounts receivable .............................................         50,215         (36,089)
      Inventories .....................................................       (209,044)        (13,219)
      Prepaid expenses ................................................         18,960         (21,650)
      Accounts payable and accrued liabilities ........................        (18,603)        507,687
                                                                          ------------    ------------
Net cash used in operating activities .................................     (2,202,529)       (674,393)
                                                                          ------------    ------------

Cash flows from investing activities:
   Acquisition of Synosphere, Inc (Note 5) ............................        (18,833)             --
   Licensing fees to Virtual Devices, Inc. (Note 6) ...................       (300,000)             --
   Patent costs .......................................................         (2,466)             --
                                                                          ------------    ------------
Net cash used in investing activities .................................       (321,299)             --
                                                                          ------------    ------------

Cash flows from financing activities:
   Bank overdraft .....................................................         19,922             298
   Net proceeds from officer advances (Note 8) ........................        113,000              --
   Net proceeds from issuances of convertible debentures ..............             --         686,813
   Net proceeds from exercises of common stock options ................      2,489,497              --
   Principal payments on notes payable ................................        (94,920)         (3,666)
   Restricted cash equivalent .........................................             --         (10,000)
                                                                          ------------    ------------
Net cash provided by financing activities .............................      2,527,499         673,445
                                                                          ------------    ------------

Net increase (decrease) in cash and cash equivalents ..................          3,671            (948)
Cash at beginning of period ...........................................          2,140             948
                                                                          ------------    ------------
Cash at end of period .................................................   $      5,811    $         --
                                                                          ============    ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     iBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

                                                                             NINE MONTHS ENDED
                                                                        ---------------------------
                                                                           JULY 31,      JULY 31,
                                                                             2004          2003
                                                                        ------------   ------------
                                                                         (RESTATED)

Supplemental schedule of cash activities:
   Interest paid in cash ............................................   $     3,928    $     6,759

Supplemental schedule of non-cash investing and financing activities:
Debenture principal and accrued interest thereon converted to common
  stock .............................................................   $ 2,904,772    $   162,840
Issuance of common stock in settlement of:
      Fees, services and ............................................   $ 1,312,739    $   854,759
expenses
      Accounts payable and accrued expenses .........................   $   395,626    $    70,932
      Accrued employee bonuses ......................................   $   578,000    $        --
 Consulting fees paid with common stock options .....................   $ 6,969,186    $        --



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

                     iBIZ TECHNOLOGY CORP. AND SUBSIDIARIES

3.  INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The first restatement pertains to the accounting previously applied by the Company to its January 20, 2004 acquisition of Synosphere, LLC (See Note 5 for further details). As previously reported, certain acquired technology-related assets with an aggregate assigned fair value of $1,200,000 were initially capitalized and reflected as Patents and Technology on the Company's post-acquisition interim condensed consolidated balance sheets at January 31, 2004 and April 30, 2004. Subsequently, it was determined by the Company's management that the technological feasibility of these acquired assets had, in fact, not been sufficiently established prior to the acquisition date in order to justify their capitalization. As restated herein, these previously reported acquired assets have been eliminated from the Company's interim condensed consolidated balance sheet at July 31, 2004 and instead immediately expensed as acquired in-process research and development as now reflected in the Company's interim condensed consolidated statement of loss for the nine months ended July 31, 2004.

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

                     iBIZ TECHNOLOGY CORP. AND SUBSIDIARIES

5.    ACQUISITION OF SYNOSPHERE, LLC

On January 20, 2004, the Company acquired all of the outstanding membership interests in Synosphere, LLC ("Synosphere"), a Texas limited liability company pursuing the development of certain handheld computer technologies, in exchange for 30.0 million shares of its common stock with an aggregate value of $1,200,000 based on the immediately preceding closing bid price of its common stock (See Note 4 for details regarding the related purchase accounting applied). A subsequent addendum to the acquisition agreement permitted certain of Synosphere's shareholders to elect to receive cash in lieu of common shares. The Company has issued 28,666,750 common shares and paid $18,833 in cash to Synosphere's former shareholders as of July 31, 2004. At July 31, 2004, the Company has reserved 862,417 common shares for potential issuance to
Synosphere's remaining former shareholders. The Company expects to issue the remaining shares or the cash equivalent in the first quarter of fiscal 2005.

6.     LICENSE AGREEMENT WITH VIRTUAL DEVICES, INC.

On July 20, 2004, the Company entered into a licensing agreement with Virtual Devices, Inc. ("VDI"), a Pennsylvania company which is the owner of various products, designs and patents relating to accessories for handheld computer technologies, allowing it to market VDI's products. The agreement required the Company to make an initial cash payment of $300,000, and further requires, subject to the prior agreement in a written addendum of certain performance criteria, the Company to make two $250,000 payments on or before September 20, 2004 and November 20, 2004, respectively. As the Company and VDI are continuing to negotiate such performance criteria, the September 20, 2004 payment has been postponed. During the three-year term of the agreement, the Company will also be required, at its election, to either provide VDI with $200,000 to fund engineering and project management services or directly provide VDI with in-kind equivalent services. In the absence of a written termination election by either party, the above agreement will automatically renew annually.

7.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                         JULY 31,   OCTOBER 31,
                                                           2004        2003
                                                       ----------   ----------
  Accrued wages, benefits and payroll taxes ........   $  563,009   $  915,040
  Accrued interest .................................      406,676      741,398
  Accrued officer bonuses ..........................           --      578,000
  Accrued other employee bonuses ...................      125,000           --
  Accrued vendor penalty ...........................      100,000           --
  Accrued sales commissions and vendor royalties ...       52,016       53,445
  Taxes ............................................       19,028       19,028
  Accrued customer deposits ........................        7,625           --
                                                       ----------   ----------
  Total accrued liabilities ........................   $1,273,354   $2,306,911
                                                       ==========   ==========

The Company remains liable to the U.S. Internal Revenue Service ("IRS") for approximately $65,000 in unpaid payroll taxes, and subsequently assessed interest, for certain periods through its first quarter of 1999. The Company has continued to accrue for this liability in its consolidated financial statements. It is management's
                     iBIZ TECHNOLOGY CORP. AND SUBSIDIARIES

7.    ACCRUED LIABILITIES (CONTINUED)

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

9.       CONVERTIBLE DEBENTURES

The Company's outstanding convertible debentures consist of the following:

                                                                JULY 31,
                                                                  2004
                                                             ------------
         KCM, LLC.    .....................................  $  1,150,817
         Laurus Master Fund, Ltd...........................       262,858
                                                             ------------
         Total debentures outstanding......................  $  1,413,675
         Current maturities................................  $  1,413,675
                                                             ------------
         Non-current maturities............................  $         --
                                                             ============

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

                     iBIZ TECHNOLOGY CORP. AND SUBSIDIARIES

10.    STOCKHOLDERS DEFICIT (CONTINUED)

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

Common Stock Issued for Services Received and in Settlement of Liabilities

During the nine months ended July 31, 2004, the Company issued shares of its common stock for services received and in settlement of liabilities as follows:

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

                     iBIZ TECHNOLOGY CORP. AND SUBSIDIARIES

10.      STOCKHOLDERS DEFICIT (CONTINUED)

March 2004

     o 2.5 million shares valued at $75,000 for legal services provided by Greg Sichenzia.

April 2004

     o    2.0 million  shares valued at $80,000 for public relations services.

May 2004

     o 1,428,571 shares of its common stock with an assigned aggregate fair market value of $50,000 to an unrelated attorney for legal services rendered.

     o 2,500,000 shares of its common stock with an assigned aggregate fair market value of $60,000 to Greg Sichenzia for legal services rendered.

     o 239,500 shares of its common stock with an assigned aggregate fair market value of $8,265 to unrelated individuals for various services rendered.

June 2004

     o 2,000,000 shares of its common stock with an assigned aggregate fair market value of $20,000 to Greg Sichenzia for legal services rendered.


     o 3,000,000 shares of its common stock with an assigned aggregate fair market value of $30,000 to two unrelated individuals in retention of SEC filing services over the subsequent twelve-month period.

     o 187,500 shares of its common stock with an assigned aggregate fair market value of $1,875 to unrelated individuals for various services rendered.

July 2004

     o 5,870,275 shares of its common stock with an assigned aggregate fair market value of $65,072 to an unrelated individual in retention of a 2 year facilities lease for the acquired Synosphere operations (see Note
          16).

Common Stock Issued to Officers and Other Employees as Bonuses

During the nine months ended July 31, 2004, the Company issued shares of its common stock to officers and other employees as bonuses as follows:

December 2003

     o 204,482,763 shares valued at $296,500 in partial settlement of accrued bonuses at October 31, 2003 to officers and employees.

January 2004

     o 194,137,931 shares of our common stock in final settlement of $281,500 in accrued bonus at October 31, 2003.

May 2004

     o During May 2004, the Company issued 8,447,278 shares of its common stock with an assigned fair market value of $375,000 to officers of its wholly-owned subsidiary, Synosphere in accordance with their respective employment contracts.

                     iBIZ TECHNOLOGY CORP. AND SUBSIDIARIES

10.      STOCKHOLDERS DEFICIT (CONTINUED)

June 2004

     o During June 2004, the Company issued 1,234,266 shares of its common stock with an assigned aggregate fair market value of $44,000 as signing bonuses to new employees of Synosphere.

Stock Options and Warrants

During the nine months ended July 31, 2004, the Company granted options to purchase shares of its common stock as follows:

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

May 2004

     o Options valued at $492,000 to purchase 40,000,000 shares of common stock (at a 7.5% discount from market, as defined) were granted to Steven Green for financial management, business management and business optimization through mergers and acquisitions. These consulting services are offered for a term of three years. Options to purchase 35,000,000 shares were exercised in May 2004 resulting in the receipt of approximately $345,000. The remaining 5,000,000 shares were deposited into an escrow account (see Common Stock Held in Escrow above)

     o Options valued at $91,000 to purchase 10,000,000 shares of common stock were issued in May 2004 to Jeffrey Firestone for providing legal counsel on international issues in mergers and acquisitions.

Based on the uncertainty of any future value of these agreements, the Company expensed the value of the options in the period they were granted.

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

12.   INTEREST AND MISCELLANEOUS INCOME

Interest and miscellaneous income consist of the following:

                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                -----------------------   -----------------------
                                                 JULY 31,     JULY 31,     JULY 31,     JULY 31,
                                                   2004         2003         2004         2003
                                                ----------   ----------   ----------   ----------
Gains on settlements of vendor obligations ..   $       --   $   11,960   $       --   $   12,769
Gains on settlements of debenture obligations           --           --      197,017           --
Other miscellaneous income ..................        3,049          487       29,770          490
                                                ----------   ----------   ----------   ----------
Total interest and miscellaneous income .....   $    3,049   $   12,447   $  226,787   $   13,259
                                                ==========   ==========   ==========   ==========

During the period, the Company renegotiated their debenture balances with the AJW Entities. As a result of the negotiation, the AJW entities converted in full the debenture balances which resulted in the cancellation of approximately $197,017 in principal and interest. The cancellation has been recorded as income in the Statement of Operations for the three-month period ended July 31, 2004.

13.   INTEREST AND FINANCING EXPENSES

Interest and financing expenses consist of the following:

                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                -----------------------   -----------------------
                                                 JULY 31,     JULY 31,     JULY 31,     JULY 31,
                                                   2004         2003         2004         2003
                                                ----------   ----------   ----------   ----------
Interest expense ............................   $   30,432   $   95,909   $  172,093   $  261,422
Beneficial conversion features of
  debentures issued .........................           --      393,938           --    1,379,077
                                                ----------   ----------   ----------   ----------
Total interest and financing expenses .......   $   30,432   $  489,847   $  172,093   $1,640,499
                                                ==========   ==========   ==========   ==========

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

16.     SUBSEQUENT EVENT

Subsequent to July 31, 2004, (1) the shares issued for the 2 year lease on Synosphere's Austin, Texas facility were cancelled and returned to the Company (see Notes 10 and 14); and (2) Virtual Devices agreed to postpone $100,000 of the initial $300,000 payment on the License Agreement until the agreement is amended to define the performance criteria.

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

                     OUR CONSOLIDATED RESULTS OF OPERATIONS

Our consolidated total revenues for the three months ended July 31, 2004 ("fiscal 2004 third quarter") were $79,407, a decrease of $67,038, or 46%, as compared to $146,445 for the three months ended July 31, 2003 ("fiscal 2003 third quarter"). Our consolidated total revenues for the nine months ended July 31, 2004 ("fiscal 2004 nine month period") were $322,223, an increase of $39,831, or 14%, as compared to $282,392 for the nine months ended July 31, 2003 ("fiscal 2003 nine month period"). Our product sales constituted 97% and 93% of our consolidated total revenues for the fiscal 2004 third quarter and nine month period, respectively, as compared to 94% and 90% of our consolidated total revenues for the fiscal 2003 third quarter and nine month period, respectively. Our maintenance revenues, which constituted the balance of our consolidated total revenues for each respective fiscal period, will continue to decrease in future fiscal periods as we no longer actively market or pursue maintenance services.

Our product sales were $77,116 for the fiscal 2004 third quarter, a decrease of $59,475, or 44%, as compared to $136,591 in product sales for the fiscal 2003 third quarter. The decrease in product sales in the fiscal 2004 third quarter reflects a 47% decrease in sales of our pocketRADIOs . The pocketRADIOs accounted for approximately 70% of our product sales in each fiscal quarter of 2004 and 2003. Sales of our Travel Kits represented 14% ($11,153) of our sales in the 2004 quarter and 8% ($12,238) of our sales in the 2003 quarter. We expect that sales of these two primary products will continue to decrease in the coming quarters.

Our product sales were $301,765 for the fiscal 2004 nine month period, an increase of $46,816, or 18%, as compared to $254,949 in product sales for the fiscal 2003 nine month period. We substantially attribute the preceding increase to sales of our pocketRADIOs, which we began shipping to customers in late
October 2002. The pocketRADIOs accounted for approximately 54% of our product sales in each fiscal nine-month period of 2004 and 2003. Sales of our Travel Kits represented 9% ($30,366) of our sales in the nine months ended 2004 and 13% ($37,471) of our sales in the nine months ended 2003. Although to a significantly lesser extent, we also realized incremental fiscal 2004 product sales from our XELA Keyboard, which we began shipping to customers in March 2003. Variances in the average prices realized by us on products in existence during both fiscal periods did not have a significant impact, favorably or unfavorably, on the overall net increase in our product sales for the fiscal nine months ended July 31, 2004. It must be noted that, absent significant contributions from the introduction of new products, our future revenues will be materially dependent upon sales of our pocketRADIOs and, to a significantly lesser extent, our Travel Kits.

We incurred consolidated gross losses of $39,276 and $76,101 for the fiscal 2004 third quarter and nine month period, respectively, and consolidated gross losses of $23,531 and $36,201 for the fiscal 2003 third quarter and nine month period, respectively. In turn, these consolidated gross losses equated to negative gross margins of 49% and 24% for the fiscal 2004 third quarter and nine month period, respectively, and negative gross margins of 16% and 13% for the fiscal 2003 third quarter and nine month period, respectively. Our fiscal 2004 consolidated gross losses and negative gross margins were attributable to gross losses of $21,954 and $59,563, and resulting negative gross margins of 28% and 20%, on our product sales during the fiscal 2004 third quarter and nine month period, respectively. Similarly, our fiscal 2003 consolidated gross losses and negative gross margins were attributable to gross losses of $32,079 and $60,085, and resulting negative gross margins of 23% and 24%, on our product sales during the fiscal 2003 third quarter and nine month period, respectively. We principally attribute the preceding gross losses and negative gross margins on our product sales during each of the above fiscal periods to our inability, given our continuing modest amount of product sales, to leverage our allocable direct labor ($51,106, or 43% of Cost of Revenues in the fiscal 2004 third quarter; $138,084 or 35% of Cost of Revenues in the fiscal 2004 nine month period) and, to a lesser extent, overhead.

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

Our consolidated selling, general and administrative ("SG&A") expenses were $964,135 for the fiscal 2004 third quarter, an increase of $515,796, or 115%, from the $448,339 incurred during the fiscal 2003 third quarter. We experienced increases in payroll costs due to the inclusion of the Synosphere employees and consulting and legal fees ($397,539 and $47,356 for the fiscal third quarters 2004 and 2003, respectively) due to our continuing search to expand our operations through acquisitions and /or mergers. A significant majority of these costs in 2004 were paid through the issuance of stock and options (see Note 10 to the July 31, 2004 Condensed Consolidate Financial Statements included herein).

Our consolidated SG&A expenses were $2,283,799 for the fiscal 2004 nine month period, an increase of $1,078,117, or 89%, from the $1,205,682 incurred during the fiscal 2003 nine month period. We incurred a 52% increase in our payroll costs from the nine period ended fiscal 2003 of $586,805 to $892,491. This is a direct result of the inclusion of Synosphere's operations, including $500,000 (paid in stock) in sign-on bonuses for the key officers of Synosphere. We also experienced substantial percentage increases in our consulting and legal fees ($739,388 and $232,274 for the nine month periods ended fiscal 2004 and 2003, respectively) as we continue to pay consultants and attorneys with common stock in order to reduce cash outlays . See discussion below where we have accounted for Consulting Fess paid with stock options as a separate line item in our Condensed Consolidated Statement of Losses included in this filing. The expenses for consultants and attorneys have increased as a result of our efforts to expand our business and search for new opportunities.

During our fiscal 2004 third quarter, we recognized a $100,000 non-performance penalty incurred by our sales agent for which the Company is required to provide indemnification. This penalty relates to the inability to deliver one of the products requested in the purchase order from a major retailer (see Note 4 to the July 31, 2004 Condensed Consolidated Financial Statements included herein).

Our consolidated research and development ("R&D") expenses were $164,226 and $260,152 for the fiscal 2004 third quarter and for the fiscal 2004 nine month period, respectively. These research and development costs are directly related to the acquisition of Synosphere and their continuing efforts to develop new products for introduction in the PDA marketplace. As noted in Note 4 to the July 31, 2004 Condensed Consolidated Financial Statements included in this filing, we have expensed the cost of our acquisition of Synosphere, $1,200,000, as Acquired Research and Development costs.

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

During the three months ended July 2004, the Company was served with a lawsuit by Ttools, Inc. alleging breach of contract. The Company has equipment and intellectual property rights associated with the Ttools product line amounting to $52,281 at July 31, 2004. Based on this lawsuit, the Company has determined that the remaining asset value has become impaired and has written-off the balance at July 31, 2004 (see Note 14 to the July 31, 2004 Condensed Consolidate Financial Statements included herein).

We have incurred substantial costs relating to Consulting fees during the quarter and nine months ended July 31, 2004. We entered into several consulting contracts for business and management services for various terms. The options were granted to consultants at a discount from market and based on the uncertainty of any future value of these agreements; the Company expensed the value of the options in the period granted. We used the Black Scholes pricing model, which resulted in a charge to operations totaling $583,000 and $6,969,186 during the quarter and nine months ended July 31, 2004, respectively. This cost represents the fair value of stock options issued for services to the following entities:

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

May 2004

     o Options valued at $492,000 to purchase 40,000,000 shares of common stock (at a 7.5% discount from market, as defined) were granted to Steven Green for financial management, business management and business optimization through mergers and acquisitions. These consulting services are offered for a term of three years. Options to purchase 35,000,000 shares were exercised in May 2004 resulting in the receipt of approximately $345,000. The remaining 5,000,000 shares were deposited into an escrow account (see Common Stock Held in Escrow above)

     o Options valued at $91,000 to purchase 10,000,000 (at a 15.0% discount from market, as defined) shares of common stock were issued in May 2004 to Jeffrey Firestone for providing legal counsel on international issues in mergers and acquisitions.

Based on the uncertainty of any future value of these agreements, the Company expensed the value of the options in the period they were granted.

Our resulting losses from operations for the fiscal 2004 third quarter and nine month period fiscal 2003 were $2,202,918 and $11,241,519, respectively. The preceding compares to losses from operations for the fiscal 2003 third quarter and nine month period fiscal 2003 of $876,695and $1,792,818, respectively.

Our non-operating other income primarily consist of gains on settlements of debenture and vendor obligations and miscellaneous other income. During the fiscal 2004 nine month period we realized non-cash aggregate gains of $197,017 on settlements of debenture obligations. The balance of our non-operating income and expenses items, including interest income, were inconsequential to our consolidated results of operations. Our non-operating expenses primarily consist of interest expense, including non-cash charges attributable to the non-detachable beneficial conversion feature of newly issued debentures. Our interest expense was $30,432 for the fiscal 2004 third quarter, a decrease of $459,415, or 94%, from the $489,847 incurred during the fiscal 2003 third quarter. Our interest expense was $172,093 for the fiscal 2004 nine month period, a decrease of $1,468,406, or 90%, from the $1,640,499 incurred during the fiscal 2003 nine month period. This decrease is due to $393,938 and $1,379,077 of beneficial conversion features of debentures issued during the three and nine months of fiscal 2003, respectively. These charges were not repeated during fiscal 2004.

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

Our future ability to achieve profitability in any given future fiscal period remains highly contingent upon our realizing significantly increased product sales sufficient to leverage our non-variable, likely to be recurring, expenses. For instance, our ability to achieve gross profits and positive gross margins in any given future fiscal period remains highly contingent upon us being able to leverage through significant incremental product sales the significant non-variable direct labor and overhead components of our costs of goods sold. Similarly, our ability to realize income from operations is further dependent upon our ability to additionally leverage through significant incremental sales our SG&A expenses, the majority of which are currently non-variable and recurring in nature. To the extent that we incur other less frequent or non-recurring operating expenses, as in fiscal 2004, we will require additional incremental product sales in order to leverage them. Lastly, our ability to realize net income and net income per common share remains highly contingent upon us being able to leverage through incremental product sales any significant net non-operating expenses, such as charges for the beneficial conversion features of any issued debentures and our interest expense on any outstanding debt. Correspondingly, our ability to realize significant incremental product sales in any given future fiscal period remains highly contingent upon us obtaining significant equity infusions and/or long-term debt financing sufficient to fund the increased and sustained campaign of marketing and advertising activities we believe necessary to build broad consumer awareness of, and demand for, our PDA accessories. Even if we were to be successful in procuring such funding, there can be no assurance that we will be successful in our marketing and advertising efforts, and that we will subsequently realize the significant incremental product sales we require.

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

During the course of transitioning our Company over the last several years from our discontinued computer service businesses to our current business of marketing and distributing various accessories primarily intended for use with PDAs, we have incurred substantial operating and net losses, as well as negative operating cash flows. As of our fiscal quarter ended July 31, 2004, our working capital deficit was $2,797,058 and our stockholders' deficit was $2,393,983. Such reflects a decrease from our preceding fiscal year ended October 31, 2003 when our working capital deficit was $6,093,514 and our stockholders' deficit was $6,716,685. We had a nominal unrestricted cash balance of only $5,811 at July 31, 2004, as compared to $2,140 at October 31, 2003.

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

Our Consolidated Cash Flows

Our operating activities utilized $2,202,529 in cash during the fiscal 2004 nine month period, an increase of $1,528,136, or 227%, from the $674,393 in cash utilized during the fiscal 2003 nine month period. Our increased utilization substantially reflects a $6,781,551, or 294%, net increase in our non-cash charges, being substantially offset by the $7,766,767 increase in our net loss. The most significant reductions in our non-cash charges were a $1,379,077 reduction in the charges associated with the beneficial conversion features of issued convertible debentures. This reduction is offset by increases of $1,200,000 and $6,969,186 in our non-cash acquisition of in-process research and development and services rendered in exchange for common stock options, respectively. Partially offsetting these non-cash charge items were a $50,215 decrease in accounts receivable, a $209,044 increase in inventories in to meet the order from a large consumer retailer (see discussion above and in (see Note 4 to the July 31, 2004 Condensed Consolidated Financial Statements included herein), and an $18,603 decrease in accounts payable. Based on the exercise of stock options in the 2004 period, we were able to pay certain accounts payable and accrued liabilities to continue our operations. Cash flows from operations in 2003 reflect the increase in our accounts payable and accrued liabilities of $507,687 due to our decreased cash flows experience continuing from late 2002 into 2003.

Our investing activities used a total of $321,299 during the fiscal 2004 nine month period to fund the acquisition of Synoshere in the amount of $18,833, the investment in a License Agreement with Virtual Devices, $300,000 and the additional patent costs incurred of $2,466. There was no cash used in investing activities during the fiscal 2003 nine month period.

Our financing activities provided $2,527,499 in cash during the fiscal 2004 nine month period, an increase of $1,854,054, or 275%, from the $673,445 in cash provided by financing activities during the fiscal 2003 nine month period. Our fiscal 2004 nine month period reflects cash inflows primarily from our issuances of common stock options, and, to a significantly lesser extent, the cash we received from officer loans. The preceding cash inflows were slightly offset by the cash outflows related to principal repayments made on outstanding notes payable. In contrast, our fiscal 2003 nine month period primarily reflects lower cash inflows from our issuances of only $686,813 in convertible debentures. Such were slightly offset by the cash outflows related to principal repayments made on outstanding notes payable and the restricted cash equivalent.

Our Planned Capital Expenditures

We had no significant planned capital expenditures, budgeted or otherwise, as of July 31, 2004. The Company has estimated that it will need between $1.7 million and $2.0 million to bring the Synosphere products to market, but based on the current cash flow situation of the Company, no commitments have made as of the date of this filing.

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

         PRIVATE PLACEMENTS OF COMMON STOCK AND WARRANTS FOR CASH

         None.

         SALES OF DEBT AND WARRANTS FOR CASH

         None

         OPTION GRANTS

         During May 2004, the Company granted the following: (1) options valued at $492,000 (using the Black-Sholes stock option pricing model) to purchase 40,000,000 shares of common stock (at a 7.5% discount from market, as defined) to Steven Green for financial management, business management and business optimization through mergers and acquisitions. These consulting services are offered for a term of three years; and (2) options valued at $91,000 to purchase 10,000,000 shares of common stock were issued in May 2004 to Jeffrey Firestone for providing legal counsel on international issues in mergers and acquisitions. Options to purchase 35,000,000 shares were exercised in May 2004 resulting in the receipt of approximately $345,000. The remaining 5,000,000 shares were deposited into an escrow account.

         ISSUANCES OF STOCK FOR SERVICES OR IN SATISFACTION OF OBLIGATIONS

         On May 4, 2004, the Company issued 1,428,571 shares of its common stock with an assigned aggregate fair market value of $50,000 to an unrelated attorney for legal services rendered.

         During May and June 2004, the Company issued 4,500,000 shares of its common stock with an assigned aggregate fair market value of $80,000 to its corporate attorney for legal services rendered.

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

         During June 2004, the Company issued 1,234,266 shares of its common stock with an assigned fair market value of $44,000 as signing bonuses to new employees of Synosphere.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

         31.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 302, provided herewith.

         32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. Section 1350, provided herewith.

         (b) Reports on Form 8-K.

               On July 27, 2004, iBIZ filed a Form 8-K announcing a license agreement with Virtual Devices, Inc.

Pursuant to the requirements of Section 12 of the Securities Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.

DATED THIS 1ST DAY OF DECEMBER

                              iBIZ TECHNOLOGY CORP.


                              By: /s/ KENNETH W. SCHILLING
                              -------------------------------------
                              Kenneth W. Schilling, CEO, President,
                              and acting CFO (principal accounting
                              officer)