Form 10KSB
period 2004-10-31
IBIZ TECHNOLOGY CORP
filed 2005-03-14
CIK 1079893

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED OCTOBER 31, 2004

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Transition Period From __ to __

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

                    Issuer's telephone number: (623) 492-9200

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X].

State the registrant's revenues for its most recent fiscal year: $368,650 for the year ended October 31, 2004.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $7,077,806 as of March 9, 2005.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 10, 2005, the registrant had 3,725,160,822 shares of common stock, par value $.001 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE.

Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]

                                TABLE OF CONTENTS

                                                                            Page

                                     PART I
Item 1.   Description of Business. . . . . . . . . . . . . . . . . . . . . . 3

Item 2.   Description of Property. . . . . . . . . . . . . . . . . . . . . . 8

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . 8

Item 4.   Submission of Matter to Vote of
          Security Holders . . . . . . . . . . . . . . . . . . . . . . . . . 9

                                     PART II
Item 5.   Market for Common Equity and Related Stockholder
          Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

Item 6.   Management's Discussion and Analysis
          or Plan of Operation . . . . . . . . . . . . . . . . . . . . . . . 9

Item 7.   Financial Statements . . . . . . . . . . . . . . . . . . . . . . .18

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . .20

Item 8A.  Controls and Procedures  . . . . . . . . . . . . . . . . . . . . .20

Item 8B.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . 20

                                    PART III
Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act  . . . . . . . .20

Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . .21

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters . . . . . . . . . . . . . . . . . 22

Item 12.  Certain Relationships and Related Transactions . . . . . . . . . .22

Item 13.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .22

Item 14.  Principal Accountant Fees and Services . . . . . . . . . . . . . .24

          Signatures and Certifications. . . . . . . . . . . . . . . . . . .25

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


ITEM 1. DESCRIPTION OF BUSINESS

                   GENERAL DESCRIPTION OF OUR CURRENT BUSINESS

Concurrent with the February 2, 2005 deployment of our new www.GoMoGear.com e-commerce website, as more fully discussed below, we principally became an Internet-based retailer of a broad and diversified offering of various consumer electronics with an emphasis on products that are portable or mobile. Prior thereto, and since 1998, we were a more narrowly-focused wholesaler and, to a lesser extent, Internet-based retailer through our www.ibizpda.com e-commerce website, of various accessories primarily intended for use with Personal Digital Assistants ("PDAs"). We continue to conduct substantially all of our non-research and development related activities through our wholly-owned subsidiary, iBIZ, Inc. (hereinafter, "iBIZ, Inc.").

As a result of our January 20, 2004 acquisition of Synosphere, LLC (hereinafter, "Synosphere"), as more fully discussed below, we subsequently have engaged in significant activities directed at, among other efforts, further developing certain of the acquired technologies. We currently conduct substantially all of our product research and development activities through Synosphere, now as a wholly-owned subsidiary of ours.

We were incorporated in the State of Florida in April 1994, although our operations have been headquarted in the State of Arizona since November 1979. Since February 2002, substantially all of our operations have been conducted from leased facilities located at 2238 West Lone Cactus, #200, Phoenix, Arizona 85027.

Neither the content of our general corporate website at www.ibizcorp.com, nor of our e-commerce websites at www.GoMoGear.com and www.ibizpda.com, are part of this report.


                       OUR RECENT SIGNIFICANT DEVELOPMENTS

Business Evolution - On February 2, 2005, we deployed a second e-commerce website at www.GoMoGear.com. This website currently features approximately 5,000 consumer electronics products available to us on a non-exclusive basis through a significant new vendor relationship with DBL Distributing, Inc., a privately-held, wholesale distributor of consumer electronics based in Scottsdale, Arizona. This site additionally offers, as does our www.ibizpda.com website, approximately one-hundred and thirty accessories for PDAs that we procure on a non-exclusive basis from a number of other vendors. Our product offerings on www.GoMoGear.com currently range in complexity and price from disposable batteries with a suggested retail price of $0.99 at the low end to sophisticated color printers with a suggested retail price of $4,999.95 at the high-end. Our current product offering on www.GoMoGear.com emphasizes, consistent with our prior emphasis of PDA accessories, consumer electronics products and related accessories that are portable or mobile, such as MP3 players, DVD players, digital cameras and GPS devices.

Acquisition of Synosphere - On January 20, 2004, we acquired all of the outstanding membership interests in Synosphere, a Texas-based limited liability development-stage company, pursuing the development of certain handheld computing technologies, in exchange for 30.0 million shares of our common stock. As the technological feasibility of each of the acquired technologies had yet to be fully established as of the acquisition date, the aggregate $1.2 million purchase price, based on the then prevailing market price of our common stock, was immediately reflected within our results of operations for our fiscal 2004 first quarter ended January 31, 2004. Subsequent to the acquisition, we have engaged in significant activities directed at further developing certain of the acquired technologies.


                          OUR CURRENT BUSINESS STRATEGY

For the immediate future, our principal business strategy will be to achieve revenue growth sufficient to leverage our fixed and semi-fixed basic infrastructure costs, thereby allowing us to realize positive operating results and cash flows. It is our hope that our recent decision to significantly broaden our product offerings, as described above, will facilitate the revenue growth we desperately need and seek. Absent our obtaining of significant debt and/or equity financing, our timely realization of the preceding strategy will be a prerequisite to our ability to continue as a going concern. Over the longer term, our principal business strategy will be to generate positive operating cash flow from our retailing of consumer electronics sufficient to fund our further development of certain technologies we are exploring, including those that we acquired in our acquisition of Synosphere. Should we be initially successful at establishing the technological and commercial feasibility of these technologies and subsequently successful in releasing and marketing a line of related devices to the general public at large, we believe that such could provide us with extensive revenue generating opportunities. However, there can be no assurance that we will ultimately be successful in achieving the preceding business strategies or that any related successes will be sufficiently lucrative or timely to ensure that we will be able to continue as a going concern. See "Managements Discussion and Analysis of Financial Condition and Results of Operations - Current Uncertainty Regarding Our Ability to Continue as a Going Concern" for further details.


                        OUR HISTORICAL PRINCIPAL PRODUCTS

During our fiscal years ended October 31, 2004 and 2003, as reported upon in the accompanying financial statements, our line of products principally consisted of accessories for a wide array of PDAs. These accessories, which we continue to market, range in complexity and price from simple connector cables with suggested retail prices starting at $9.99 at the low end to our multi-faceted Keysync Keyboard with a suggested retail price of $69.99 at the high end. We currently expect that the following historical principal products, which accounted for in descending order the substantial majority of the net product sales for the fiscal years reported herein, will likely continue to constitute a significant portion of our net product sales until, if and when, the other newly added consumer electronics products offered on our new www.GoMoGear.com e-commerce website begin to contribute significant product sales:

ENTERTAINMENT DEVICES:

o Our pocketRADIO - We introduced our pocketRADIO to the consumer marketplace in October 2002. Our pocketRADIO is a FM Stereo card that allows a PDA user to listen to FM Stereo while simultaneously running other programs. It is available in CF (Compact Flash ) and SD (Secure Digital) formats for PDAs operating Windows or PALM (TM) operating systems, respectively. Our pocket RADIO has a AutoScan feature which allows a PDA user to quickly locate available FM stations within a particular geographic area and may be programmed to store up to eighteen FM Station locations for instant recall. Each pocketRADIO is accompanied by a pair of stereo headphones and is equipped with a jack allowing for its connection to external speakers. Its automatic power management feature provides for low power consumption while its "z" button feature enables a user to turn-off the PDA's screen and backlight so as to further conserve power. Our pocketRADIO have a suggested retail price of $49.99 and a one-year parts and labor warranty, which includes unlimited technical support via our toll-free telephone number and www.ibizpda.com website.

POWER DEVICES:

o Our Travel Kits - We introduced our first Travel Kit to the consumer marketplace in March 2002. We currently offer thirty-two variations of our Travel Kits to accommodate a wide array of PDAs. Each of our Travel Kits includes an AC charger, a 12-volt automobile adapter/charger, a USB charging cable, and a synchronization cable. Our Travel Kits have a suggested retail price of $39.99 and include a one-year parts and labor warranty, which includes unlimited technical support via our toll-free telephone number and www.ibizpda.com website.

DATA INPUT DEVICES:

o Our Keysync Keyboard - We introduced our Keysync Keyboard to the consumer marketplace in November 1998 as a more practicable and user-friendly alternative to the traditional PDA stylus for inputting significant amounts of data. Our Keysync Keyboard's accompanying CD-ROM-based custom software drivers, which are loadable into a PDA via synchronization with a personal computer, make it compatible with a wide array of PDAs utilizing Windows or PALM (TM) operating systems. Our Keysync Keyboard resembles a smaller-scale version of a conventional computer keyboard and easily connects to a PDA either directly through a serial cable or indirectly through the PDA's synchronization cradle. Its durable, lightweight (approximately ten ounces) and compact design (approximately 10.5" long x 4.5" wide x 1.25" high) and independent power source (i.e., three AAA batteries, which are included) make it suitable for use both in a stationary workstation setting and in a temporary mobile work setting. Our Keysync Keyboard has a suggested retail price of $69.00 and a one-year parts and labor warranty, which includes unlimited technical support via our toll-free telephone number and www.ibizpda.com website.


                        OUR HISTORICAL PRINCIPAL SERVICES

With the exception of the aforementioned warranty-related technical support services, the only other services we performed during the fiscal years reported herein were pursuant to maintenance agreements associated with our technical servicing and support of computer terminals and printers for financial institutions, which business we no longer actively market or pursue. Our maintenance service revenues, which constituted 5.7% of our total consolidated revenues for the fiscal year ended October 31, 2004, will likely continue to decrease in future fiscal years.

                  OUR CURRENT PRODUCT PROCUREMENT AND LICENSES

We currently procure all of our consumer electronics products, with the exception of our historical line of accessories for PDAs, on a non-exclusive, just-in-time basis from DBL. We are, and expect to remain for the foreseeable future, materially dependent upon DBL for providing us in a timely manner with substantially all of the products that are available for purchase by customers via our www.GoMoGear.com website. Any disruption in our business relationship with DBL will likely have a material adverse impact upon our business, and, as a result, on our financial condition, results of operations and cash flows, from which may not be able to recover.

We continue to procure our historical line of accessories for PDAs on a non-exclusive basis through various licensing and manufacturing arrangements with entities located in Taiwan, the People's Republic of China, and the United States. We are, and expect to remain for the foreseeable future, materially dependent upon the vendors cited below for providing us on a timely basis with our historical principal products:

o Our pocketRADIOs - We procure our pocketRADIOs on an as needed, individual purchase order basis from Prolink Microsystems Corporation ("Prolink"), a full-service design, engineering and manufacturing entity which is located in Taiwan. Prolink developed and owns the software embedded on the related FM stereo card.

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

                 OUR CURRENT MARKETING, SELLING AND DISTRIBUTION

With the exception of our line of accessories for PDAs, all of our products are marketed solely on our www.GoMoGear.com e-commerce website. We continue to market our historical line of PDA accessories primarily through national and regional retailers (e.g., CompUSA, Inc.), third-party e-commerce websites (e.g., www.mobileplanet.com, www.pdamart.com and www.outpost.com), and our own proprietary e-commerce websites (www.ibizpda.com and www.GoMoGear.com). To date, products sales to customers residing outside of North America have been nominal. As in recent fiscal years, we continue to substantially outsource our field sales functions to unrelated commissioned representatives.

For the fiscal year ended October 31, 2004, Comp USA accounted for $100,398 (27.2%) of our consolidated net revenues. For the fiscal year ended October 31, 2003, Comp USA and Synnex accounted for $168,000 (34.6%) and $61,000 (12.6%), respectively, of our consolidated net revenue. Given our continuing modest and declining revenue base, the loss of Comp USA as a customer, absent the obtaining of one or more substantially offsetting new customers, would likely have materially adverse consequences on our overall business, and, as a result, on our consolidated financial condition, results of operations and cash flows, from which we may not be able to recover.

Given our limited financial and other resources, our recent advertising activities have been, and are anticipated to continue to be, primarily limited to cooperative advertising with national and regional retailers via their weekly sales flyers and newspaper inserts, periodic promotions by third-party e-commerce retailers, periodic direct mail flyers and catalogs, and occasionally advertisements placed in targeted monthly periodicals. Our continuing inability to perform significant marketing and advertising activities limits our ability to grow our product sales and makes us highly susceptible to competition.

We continue to receive fully assembled and packaged products from all of our vendors at our Phoenix, Arizona facility, from which we, in turn, fulfill and ship orders to our customers.

                             OUR CURRENT COMPETITION

The broader consumer electronics marketplace is, as is the more narrowly defined PDA accessory marketplace, highly diverse and competitive. Through our www.GoMoGear.com e-commerce website, we directly compete with numerous multi-channel (i.e., bricks-and-mortar, catalog and/or e-commerce) specialty retailers of consumer electronics, including, among others, Best Buy, Comp USA and Circuit City. We also indirectly compete with numerous single or multi-channel diversified retailers that offer consumer electronics including, among others, WalMart, Target, Sears and Amazon.com. We believe that the primary competitive factors in the consumer electronics marketplace would include, among possible others, selection, price, service and support, and corporate reputation.

With respect to our historical line of accessories for PDAs in particular, we directly and indirectly compete through our www.ibizpda.com and www.GoMoGear.com e-commerce websites with many of the same retailers referenced above as well as with various designers, assemblers and manufacturers of PDA accessories including, among others, Palm, Toshiba, Hewitt-Packard and Research In-Motion. The PDA accessories marketplace is, as is the underlying PDA market itself, characterized by rapid technological changes in hardware and software, evolving consumer preferences and demands, and the frequent introduction of new and innovative products. We believe that the primary competitive factors in the PDA accessories marketplace would include, among possible others, price-to-performance characteristics, technological capabilities and ease-of-use, product quality and reliability, service and support, and corporate reputation.

The vast majority of our competitors enjoy the advantages of far greater financial, marketing and technological resources than we currently have or anticipate having in the foreseeable future. Given our limited financial and other resources, we currently are unable to perform any significant marketing and advertising activities which, in turn, severely limits our ability to grow our sales and makes us highly susceptible to competition.

With respect to the retailing of consumer electronics, we currently believe that our primary competitive strength would be our commitment to providing excellent customer service and support through our toll-free telephone numbers and e-commerce websites. With respect to our marketing of PDA accessories in particular, we believe that our primary competitive strength would be the unique and space-saving characteristics of our products. However, as we procure the vast majority of our PDA accessories on a non-exclusive basis from overseas vendors, they are highly susceptible to being marketed by others and to imitation or duplicative designs.

Given the aforementioned risks and uncertainties, there can be no assurance that we will be able to effectively compete in the future.

                      OUR CURRENT RESEARCH AND DEVELOPMENT

Our continuing research and development efforts principal involve our pursuit of two technology initiatives. The first initiative involves our continuing pursuit of an infra-red virtual keyboard technology for utilization primarily with PDAs, certain cellular phones and portable computing devices. The second initiative involves our more recent pursuit of certain technologies directed at giving a PDA or certain cellular phones, via a docking station, the functionality of a desktop computer. There can no assurance that we either or both of these technology initiatives will be successful. In the absence of significant external debt and/or equity financing, we currently anticipate that our related research and development efforts during the fiscal year ending October 31, 2005 will be sporadic and limited to those that can be conducted by our current, or subsequently employed, salaried staff.

Our research and development activities during the fiscal year ended October 31, 2004 were substantially limited to those initiatives discussed above, for which we incurred $597,121 in expenses. Our ongoing initiative involving certain handheld technologies is a continuation of research and development that had been previously conducted by Synosphere, which we acquired on January 20, 2004. As the technological feasibility of Synosphere's research and development efforts had yet to be established as of the acquisition date, we were required by U.S. generally accepted accounting principles to recognize a $1.2 million acquisition-related charge. We did not perform any research and development activities during the preceding fiscal year ended October 31, 2003.

With respect to our line of accessories for PDAs, we continue to rely upon, as we have in recent years, on acquiring or licensing technologies and products from unrelated third-parties.

                       OUR CURRENT PATENTS AND TRADEMARKS

We are the exclusive holder of rights related to the below patent applications, each being filed in the U.S. Patents and Trademarks Office. Each patent that is eventually granted, if any, will expire on the twentieth anniversary from its original filing date. We hold the rights to the following patent pending utility applications before the U.S. Patents and Trademarks Office:

o Intelligent docking station for a handheld personal computer (Application No. 10/053,433 - Feb 1, 2002)

o Method For Integrating An Intelligent Docking Station With A Handheld Personal Computer (Application No. 10/061,997- Feb 1, 2002)

o System for Intelligent Docking Station For A Handheld Personal Computer (Application No. 10/051,264- Feb 1, 2002)

o Method For Data Transmission By Using Communication Drivers In An Intelligent Docking Station/Handheld Personal Computer System (Application No. 10/093,779 - March 8, 2002)

o Method For Data Transmission By Using Communication Drivers In An Intelligent Docking Station/Handheld Personal Computer System (PCT Application No. PCT/US03/6993 - March 7, 2003)

o Systems, Devices, And Methods For Transferring Data Between An Intelligent Docking Station And A Handheld Personal Computer (Application No. 10/093,921- March 8, 2002)

o Method for video data transmission between an external video device and a handheld personal computer system (Application No. 10/288,845- Nov 6,
      2002)

o Manipulating the position of a horizontal-vertical visual indicator on a PDA display via a one-hand manual screen horizontal-vertical visual indicator device (Application No. 10/288,846- Nov 6, 2002)

o Performance Enhancement And Upgrade Attachment For A Handheld Computer (Application No. 10/291,068- Nov 6, 2002)

o System, device, and method for receiving satellite radio on a handheld computing device (Application No. 10/801,973 - March 15, 2004)

o Intelligent Docking Station For A Handheld Personal Computer (Application No. 10/801,974 - March 15, 2004)

o Intelligent docking station integrated within a keyboard form factor for a handheld computer (Application No. 10/821,433 - April 9, 2004)

We hold the rights to the following provisional patent applications before the U.S. Patents and Trademarks Office. A provisional application expires one year from it original filing date, unless a patent application is submitted containing its subject matter to the U.S. Patents and Trademarks Office.

o Analog TV Tuner System & Apparatus For A Handheld Computer, Smart Phone, or Wireless Phone (Provisional Application No. 60/545,823- Feb 19, 2004)

o Memory Card Light System (Provisional Application No. 60/553,375 - March 15, 2004)

o Memory Card System Having Visual Indicator (Provisional Application No. 60/553,382 - March 15, 2004)

o Memory Card Motor System (Provisional Application No. 60/555,171 - March 22, 2004)

o     Satellite Radio (Provisional Application No. 60/576,846 - June 3, 2004)

o In-Stadium Satellite Radio Architecture and Service (Provisional Application No. 60/627,007 - November 10, 2004)

We hold exclusive rights to the following trademarks registered with the U.S. Patents and Trademarks Office that may be renewed on the tenth anniversary of their respective registration dates:

o     Keysync (Registration No. 2,470,437 - July 17, 2001)

o     Blue Dock (US Serial No. 78,384,586 - March 15, 2004)

While we believe that the above patent applications and trademarks are collectively important to our business, we currently do not believe that our business is materially dependent upon any single patent or trademark.

                                  OUR EMPLOYEES

We currently employ eight individuals on a full-time basis in the following positions: president and chief executive officer, executive vice president, vice president, president- Synosphere, vice-president of Synosphere, product manager, technical support specialist, and administrative assistant. Our currently outsource substantially all of our accounting and financial functions to a local accounting firm, our information technology support requirements on an as needed basis to various local firms, and our field sales functions to independent commissioned sales representatives.

To date, we have not experienced any employee-related work stoppages or slowdowns. Currently, none of our employees are represented by a labor union or are subject to a collective bargaining agreement. We currently believe that our employee relations are satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY

On February 1, 2002, we began leasing a 4,343 square foot facility at 2238 West Lone Cactus, #200, Phoenix, Arizona 85201, which facility continues to encompass all of our corporate functions and activities, with the exception of the research and development activities addressed below. On February 1, 2005, upon the expiration of the original three-year lease, we entered into a new one year, non-cancelable operating lease for the same premises at a monthly rental of $2,823.

On January 20, 2004, we acquired all of the outstanding membership interests in Synosphere, a Texas-based, development-stage limited liability company, pursuing the development of certain handheld computing technologies. From January 20, 2004 through February 1, 2004, the acquired research and development activities were conducted from an employee's residence at no cost to us. From February 2, 2004 through May 31, 2004, we leased on a month-to-month basis a 264 square foot facility in Richardson, Texas at a monthly rental of $1,150 to house these research and development activities. On June 1, 2004, we relocated these research and development activities into a 537 square foot facility in Austin, Texas which we leased on a month-to-month basis through July 31, 2004 at a monthly rental of $3,481. On August 1, 2004, we began leasing a 1,627 square foot facility in Austin, Texas to house these research and development activities. This lease has a non-cancelable, two-year term with monthly rental payments of $2,441 during the first year and $2,508 during the second year. In an effort to reduce our prospective operating costs, we vacated this facility on February 11, 2005, relocated the research and development activities into the personal residences of certain of our Austin-based employees, and requested that the lessor release us from this lease. The lessor has informed us that a new tenant has leased this facility and will take physical possession on or about April 1, 2005, at which time the lessor will agree to cancel our lease and release us from any further rent obligations.

We believe that our current Phoenix facility, complemented by the uncompensated use of employee residences for our current product research and development activities, will be sufficient for the foreseeable future. We additionally believe that suitable alternative facilities are readily available for lease in and around Phoenix and Austin should such become necessary.

ITEM 3. LEGAL PROCEEDINGS.

In May 2004, Ttools, LLC (hereinafter, "Ttools"), our the supplier XELA keyboard product, filed a lawsuit against us asserting breach of contract, conversion, and unjust enrichment and $70,558 in damages, plus interest and legal fees. We have counter-claimed asserting misrepresentations by Ttools. Our management believes that their case is without merit and does not believe that the ultimate outcome of this matter will have a material impact our consolidated financial statements.

The United States Securities and Exchange Commission (hereinafter, "SEC") currently is conducting a formal investigation into certain specific matters that may constitute potential violations by us of the federal securities laws. We believe that we have been fully cooperated with the SEC in its investigation to date. We will publicly disclose the specific nature of any resulting SEC allegations(s) if and when they become fully known, subject to any SEC mandated confidentiality and as permitted by applicable federal securities laws.

With respect to the preceding SEC investigation, it should be noted that Kenneth
W. Schilling, the Company's Chairman, Chief Executive Officer and President, remains the subject to a Cease and Desist Order from the SEC. The cease and desist order constituted part of a negotiated settlement between Mr. Schilling and the SEC that was formally entered into on February 28, 2001 pursuant to which Mr. Schilling, without admitting or denying the SEC's allegations against him, agreed to the entry of an Order enjoining him from violating Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10-b5 thereunder, and ordering him to pay a civil penalty of $20,000. In a related action, the Company, without admitting or denying any of the SEC's findings, consented to a cease-and-desist order enjoining it from committing or causing any violation or any future violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10-b5 thereunder. The underlying SEC Complaint alleged that Mr. Schilling provided false financial projections to a purported analyst for research reports recommending the purchase of the Company's common stock. The Complaint also stated that from February 1999 through June 1999, Mr. Schilling placed seventeen press releases on the Company's corporate website which contained direct hyperlinks to the analyst reports and, as late as February 2000, the Company maintained press releases on its corporate website which referenced and contained hyperlinks to the analyst reports. The SEC further alleged that in a February 19, 1999 press release, the Company characterized the analyst as "independent" even though the Company, through its then investor relations firm, had agreed to pay the analyst 200,000 shares of its common stock for the report. The SEC found that Mr. Schilling had reviewed and approved the press releases posted on the Company's corporate website. The SEC also alleged that the false financial projections which appeared on the Internet fueled a rise in both the price and the trading volume of the Company's common stock

Kenneth W. Schilling, our Chairman, Chief Executive Officer and President, remains the subject to a Cease and Desist Order from the U.S. Securities and Exchange Commission ("SEC"). The cease and desist order constituted part of a negotiated settlement between Mr. Schilling and the SEC that was formally entered into on February 28, 2001 pursuant to which Mr. Schilling, without admitting or denying the SEC's allegations against him, agreed to the entry of an Order enjoining him from violating Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10-b5 thereunder, and ordering him to pay a civil penalty of $20,000. In a related action, we, as a company, without admitting or denying any of the SEC's findings, consented to a cease-and-desist order enjoining us from committing or causing any violation or any future violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10-b5 thereunder. The underlying SEC Complaint alleged that Mr. Schilling provided false financial projections to a purported analyst for research reports recommending the purchase of our stock. The Complaint also stated that from February 1999 through June 1999, Mr. Schilling placed seventeen press releases on our corporate website which contained direct hyperlinks to the analyst reports and, as late as February 2000, we maintained press releases on our corporate website which referenced and contained hyperlinks to the analyst reports. The SEC further alleged that in a February 19, 1999 press release, we characterized the analyst as "independent" even though we, through our then investor relations firm, had agreed to pay the analyst 200,000 shares of our common stock for the report. The SEC found that Mr. Schilling had reviewed and approved the press releases posted on our corporate website. The SEC also alleged that the false financial projections which appeared on the Internet fueled a rise in both the price and the trading volume of our common stock

We remain liable to the U.S. Internal Revenue Service ("IRS") for approximately $65,000 in unpaid payroll taxes, and subsequently assessed interest, for certain periods through our fiscal 1999 first quarter. We continue to maintain an accrual for this liability in our consolidated financial statements. It is our intent to seek a reduced settlement of this liability with the IRS, if and when, we have sufficient cash so as to enable us to honor any settlement. As of October 31, 2004, the IRS had not yet assessed, nor have we accrued for, any related penalties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during our fiscal year ended October 31, 2004 or subsequent thereto.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                          MARKET FOR OUR COMMON SHARES

Our common stock currently is traded on the Over-The-Counter Bulletin Board ("OTC-BB") under the symbol "IBZT." Prior to September 30, 2003, OTC-BB symbol was "IBIZ." The following table sets forth the high and low sales prices, as quoted by the OTC-BB, for our common stock for each quarter during our two most recent fiscal years ended October 31, 2004 and subsequent thereto. These quotations reflect inter-dealers prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

      Fiscal Quarter Ended         High         Low
--------------------------- --------------- ----------------
      January 31, 2003             0.035        0.00381
        April 30, 2003             0.005        0.0119
         July 31, 2003             0.065        0.00313
      October 31, 2003             0.0058       0.003
      January 31, 2004             0.0695       0.0555
        April 30, 2004             0.0366       0.0305
         July 31, 2004             0.0091       0.0085
      October 31, 2004             0.0033       0.0028
      January 31, 2005             0.0028       0.0026

On February 17, 2005, we received an "E Symbol" and our common stock may be delisted from the OTC-BB if we do not file this annual report on Form 10-KSB for the year ended October 31, 2004 on or prior to March 17, 2005.

We currently estimate that there are approximately 299 holders of record of our common stock. Given our continuing need to retain any earnings to fund our operations and desired growth, we have not declared or paid, nor do we currently anticipate declaring or paying for the foreseeable future, any dividends on our common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                                  INTRODUCTION

Concurrent with the February 2, 2005 deployment of our new www.GoMoGear.com e-commerce website, as more fully discussed below, we principally became an Internet-based retailer of a broad and diversified offering of various consumer electronics with an emphasis on products that are portable or mobile. Prior thereto, and since 1998, we were a more narrowly-focused wholesaler and, to a lesser extent, Internet-based retailer through our www.ibizpda.com e-commerce website, of various accessories primarily intended for use with Personal Digital Assistants ("PDAs"). We continue to conduct substantially all of our non-research and development related activities through our wholly-owned subsidiary, iBIZ, Inc. (hereinafter, "iBIZ, Inc.").

As a result of our January 20, 2004 acquisition of Synosphere, LLC (hereinafter, "Synosphere"), as more fully discussed below, we subsequently have engaged in significant activities directed at, among other efforts, further developing certain of the acquired technologies. We currently conduct substantially all of our product research and development activities through Synosphere, now as a wholly-owned subsidiary of ours.

With the exception of the aforementioned warranty-related technical support services, the only other services we performed during the fiscal years reported herein were pursuant to maintenance agreements associated with our technical servicing and support of computer terminals and printers for financial institutions, which business we no longer actively market or pursue. Our maintenance service revenues, which constituted 5.7% of our total consolidated revenues for the fiscal year ended October 31, 2004, will likely continue to decrease in future fiscal years.

                       OUR RECENT SIGNIFICANT DEVELOPMENTS

Business Evolution - On February 2, 2005, we deployed a second e-commerce website at www.GoMoGear.com.. This website currently features approximately 5,000 consumer electronics products available to us on a non-exclusive basis through a significant new vendor relationship with DBL Distributing, Inc., a privately-held, wholesale distributor of consumer electronics based in Scottsdale, Arizona. This site additionally offers, as does our www.ibizpda.com website, approximately one-hundred and thirty accessories for PDAs that we procure on a non-exclusive basis from a number of other vendors. Our product offerings on www.GoMoGear.com currently range in complexity and price from disposable batteries with a suggested retail price of $0.99 at the low end to sophisticated color printers with a suggested retail price of $4,999.95 at the high-end. Our current product offering on www.GoMoGear.com emphasizes, consistent with our prior emphasis of PDA accessories, consumer electronics products and related accessories that are portable or mobile, such as MP3 players, DVD players, digital cameras and GPS devices.

Acquisition of Synosphere - On January 20, 2004, we acquired all of the outstanding membership interests in Synosphere, a Texas-based limited liability development-stage company, pursuing the development of certain handheld computing technologies, in exchange for 30.0 million shares of our common stock. As the technological feasibility of each of the acquired technologies had yet to be fully established as of the acquisition date, the aggregate $1.2 million purchase price, based on the then prevailing market price of our common stock, was immediately reflected within our results of operations for our fiscal 2004 first quarter ended January 31, 2004. Subsequent to the acquisition, we have engaged in significant activities directed at further developing certain of the acquired technologies.

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

o Non-Cash Equity Issuances. We periodically issue shares of our common stock in exchange for, or in settlement of, services. Our management values the shares issued in such transactions at either the then market price of our common stock, after taking into consideration factors such as the volume of shares issued or trading restrictions, or the value of the services received, whichever is more readily determinable. We also issue options, at a discount from market, for services. Our management values such options using Black Scholes.

                     OUR CONSOLIDATED RESULTS OF OPERATIONS

Our consolidated total revenues for the year ended October 31, 2004 ("fiscal 2004 year end") were $368,650, a decrease of $116,732, or 24%, as compared to $485,382 for the year ended October 31, 2003 ("fiscal 2003 year end"). Our product sales constituted 94% of our consolidated total revenues for the fiscal year end as compared to 93% of our consolidated total revenues for the fiscal year end, respectively. Our maintenance revenues, which constituted the balance of our consolidated total revenues for each respective fiscal period, will continue to decrease in future fiscal periods as we no longer actively market or pursue maintenance services.

Our product sales were $347,544 for the fiscal 2004 year end, a decrease of $106,253, or 23%, as compared to $453,797 in product sales for the fiscal 2003 year end. We substantially attribute the preceding decrease to sales of our pocketRADIOs, which we began shipping to customers in late October 2003. The pocketRADIOs accounted for approximately 38% of our product sales in fiscal 2004 year end and approximately 53% of our product sales in fiscal 2003 year end. Sales of our Travel Kits represented 10% ($37,045) of our sales in the fiscal 2004 year end and 16%($78,019) of our sales in the fiscal 2003 year end. Although to a significantly lesser extent, we also realized incremental decrease in product sales from our XELA Keyboard, which we began shipping to customers in March 2003. Sale of our XELA Keyboard accounted for approximately 6% and 8% of our sales in fiscal 2004 and 2003 year end, respectively. Offsetting these decreases was an increase in sales of our KeySync Keyboard. Sales from our KeySync Keyboards accounted for approximately 9% ($32,942) during the fiscal 2004 year end while they only accounted for approximately 4% ($18,821) of our sales during the fiscal 2003 year end. Variances in the average prices realized by us on products in existence during both fiscal periods did not have a significant impact, favorably or unfavorably, on the overall net increase in our product sales for the fiscal years ended October 31, 2004 and 2003.

We incurred consolidated gross losses of $335,812 for the fiscal year end and consolidated gross loss of $33,621 for the fiscal 2003 year end.. In turn, these consolidated gross losses equated to negative gross margins of 91% for the fiscal 2004 year end and a negative gross margin of 7% for the fiscal year end. Our fiscal 2004 consolidated gross loss and negative gross margin were attributable to gross losses of $324,925, and a resulting negative gross margin of 93%, on our product sales during the fiscal 2004 year end. Our fiscal 2003 year end consolidated gross loss and negative gross margin was attributable to gross loss of $43,478 and a resulting negative gross margin of 10%. We principally attribute the preceding gross losses and negative gross margins on our product sales to our inability, given our continuing reduction of product sales, to leverage our allocable direct labor ($179,505 or 25% of Cost of Revenues in the fiscal 2004 year end). In addition, during 2004 we experienced an increase cost of revenues due to the write off of obsolete inventory ($139,214, or 20% of Costs of Revenues).

Our consolidated total operating expenses were $13,097,485 for the fiscal 2004 year end, an increase of $10,312,943, or 370%, from the $2,784,542 incurred during the fiscal 2003 year end. As further detailed below, this overall increase in our operating expenses primarily was attributable to non-cash charges incurred for stock-based officer bonuses and the write-down of certain intellectual property rights and molds.

Our consolidated SG&A expenses were $3,501,397 for the fiscal 2004 year, an increase of $1,887,142, or 117%, from the $1,614,255 incurred during the fiscal 2003 year. We incurred a 85% increase in our payroll costs from the fiscal year ended 2003 of $590,505 to $1,287,543. This is a direct result of the inclusion of Synosphere's operations, including $672,500 (paid in stock) in sign-on and contractual performance bonuses for the key officers of Synosphere. We also experienced substantial increases in our consulting and legal fees ($1,192,226 and $281,183 for the fiscal years ended 2004 and 2003, respectively) as we continue to pay consultants and attorneys with common stock in order to reduce cash outlays. See discussion below where we have accounted for Consulting Fess paid with stock options as a separate line item in our Consolidated Statement of Losses included in this filing. The expenses for consultants and attorneys have increased as a result of our efforts to expand our business and search for new opportunities. Our accounting and auditing fees increased due to the additional work to meet SEC filing requirements and respond to SEC comment letters on our filings in 2004 ($251,538 and $179,390 for the fiscal years 2004 and 2003, respectively). We have also accrued $100,000 as a potential penalty for our failure to fulfill a sales contract in our fiscal quarter ended April 30, 2004.

Our consolidated selling, general and administrative ("SG&A") expenses were $1,614,255 for fiscal 2003, an increase of $212,192, or 15.1%, from the $1,402,063 incurred during fiscal 2002.Despite the relatively modest net change in our SG&A expenses, their composition varied significantly. We incurred substantial dollar and percentage increases in our accounting and auditing fees during fiscal 2003 as a result of the proposed spin-off of our iBIZ, Inc. subsidiary, as previously discussed, and, to a lesser extent, the increased outsourcing of our accounting and financial functions and the required implementation of certain provisions of the Sarbanes-Oxley Act of 2002. To a significantly lesser dollar extent, we incurred a substantial percentage increase in our depreciation and amortization expenses as a result of our fiscal 2002 purchases of intellectual property rights and property and equipment, in our advertsing expenses as a result of marketing activities associated with the introductions of our pocketRADIOs and XELA Keyboards, and in our sales expenses as a result of our transitioning to incrementally more expensive, yet more variable in nature, external commissioned field sales representatives. Substantially offsetting the preceding were significant dollar and percentage expense decreases realized primarily as a result of the non-recurrence of significant fiscal 2002 charges associated with our then outsourcing of billing and collection functions and various legal consultations made in connection with certain business ventures then under consideration, certain proposals to settle then outstanding debt obligations, and the contemplated changes in certain businesses. As a result of ongoing working capital constraints, our two officers continued to receive during fiscal 2003 only sporadic payments of salaries which often were in amounts less that that stipulated for in their respective employment contracts. Additionally, our other employees periodically experienced delays in the payment of their salaries or wages due to cash shortfalls. In recognition of the resulting personal hardships that were imposed and in an effort to retain these remaining critical employees, particularly given of minimal staffing, we deemed it critical to award retention bonuses during fiscal 2003. As the retention bonuses paid to our two officers principally took the form of common stock issuances, $1,045,287, or 82.1%, of the overall $1,273,189 bonus compensation charge to our fiscal 2003 results of operations was non-cash in nature. We similarly awarded $114,713 in stock-based retention bonuses to our two officers during fiscal 2002. During our fiscal 2003 fourth quarter, we recognized a $125,000 impairment charge related to the write-down of molds and intellectual property rights underlying our XELA Keyboard which we acquired in July 2002. This impairment was based on our then downwardly revised estimate of the anticipated cash flows to be derived from future sales of our XELA Keyboard as a result of lower than anticipated sales. We incurred no such impairment charges during fiscal 2002.

Our consolidated research and development ("R&D") expenses were $597,121 for the fiscal 2004 year. These research and development costs are directly related to the acquisition of Synosphere and their continuing efforts to develop new products for introduction in the PDA marketplace. As noted in Note 14 to the October 31, 2004 Condensed Consolidated Financial Statements included in this filing, we have expensed the cost of our acquisition of Synosphere, $1,200,000, as Acquired Research and Development costs. In light of our continuing working capital constraints, we currently do not anticipate performing any product research and development activities during fiscal 2005. As such, we will remain materially dependent upon procuring innovative and competitive products from external vendors. We incurred no research and development expenses during fiscal 2003.

Our consolidated asset impairment expenses were $652,281 for the fiscal 2004 year, an increase of 422% or $527,281 from the $125,000 asset impairment experienced in fiscal 2003. During fiscal 2004, we placed an initial purchase order with Enterprise AG, ("Enterprise"), for a new virtual keyboard product and remitted a required $400,000 deposit. When Enterprise subsequently failed to deliver such keyboards, we filed a lawsuit in Israel against Enterprise for breach of contract and demanding that the deposit be immediately returned. However, we have uncertainties regarding our ability to recover this deposit and deemed the asset as impaired and wrote-off the $400,000 balance in its entirety. During fiscal 2004 we also entered into a three-year agreement with Virtual Devices, Inc., ("VDI"), pursuant to which we would be licensed to use certain patented technologies of VDI applicable to handheld computing devices. We submitted $200,000 of the required $300,000 payment to VDI in July 2004. Due to cash constraints we have been unable to fulfill the cash requirements of the agreement and continue with this agreement. We deemed the licensed intellectual property rights to be impaired and wrote-off the $200,000 unamortized balance in its entirety. During fiscal 2004 Ttools, Inc., the licensor and vendor of our XELA keyboard product filed a lawsuit against us for breach of contract. As a result we deemed the underlying tooling and intellectual property rights as impaired and wrote-off the then unamortized balance of $52,281 in its entirety. Previously, during our fiscal 2003 year, we downwardly revised our estimated cash flows from the XELA keyboard product and recognized a $125,000 impairment charge to write-down the underlying tooling and intellectual property rights.

During fiscal 2004, we granted stock options to individuals in exchange for the following consulting services. We valued the options granted using the Black-Scholes stock option pricing model. The total fair value of the options granted during fiscal 2004 was $6,969,186. Based on the uncertainty of any future value of these agreements, we expensed the value of the options in fiscal 2004.

November 2003 - Options valued at $260,000 to purchase 200 million shares of common stock (at a 40% discount from market, as defined) were issued to D. Scott Elliott for general business and financial consulting services to assist us with our expansion plans and entry into other markets.

December 2003 - Options valued at $60,000 to purchase 50 million shares of common stock (at a 15% discount form market, as defined) were issued to Jeffrey Firestone for providing legal counsel on International issues in mergers and acquisitions.

January 2004 - Options valued at $4,450,000 to purchase 100 million shares of common stock (at a 50% discount from market, as defined) were issued to Pangea Investments GmbH for consulting and acquisition services in Europe and Israel. Sam Elimalech, an officer of Enterprise Capital AG, is also a member of Pangea Investments GmbH.

March 2004 - Options valued at $1,616,186 to purchase 151,045,455 shares of common stock (at a 20% discount from market, as defined) to D. Scott Elliott for general business and financial consulting services to assist us with our expansion plans and entry into other markets.

May 2004 - Options valued at $492,000 to purchase 40,000,000 shares of common stock (at a 7.5% discount from market, as defined) to Steven Green for financial management, business management and business optimization through mergers and acquisitions. These consulting services are offered for a term of three years. Options to purchase 35,000,000 shares were exercised in May 2004 resulting in the receipt of approximately $345,000. The remaining 5,000,000 shares were deposited into an escrow account (see Common Stock Held in Escrow above).

May 2004 - Options valued at $91,000 to purchase 10,000,000 shares of common stock (at a 15% discount from market, as defined) to Jeffrey Firestone for providing legal counsel on International issues in mergers and acquisitions. Options to purchase 10,000,000 shares were exercised in May 2004 resulting in the receipt of approximately $128,000.

During fiscal 2004, we wrote-off $150,000 of a note receivable that we deemed uncollectible. The original note arose when options to purchase 100 million shares of common stock (at a 50% discount from market, as defined) were issued to Pangea Investments GmbH (parent company of Enterprise Capital AG) on January 28, 2004 for consulting and acquisition services in Europe and Israel. Pursuant to the option agreement, we transferred 100 million shares of our common stock into an escrow account pending payment of the aggregate $1.5 million exercise price and note receivable. Through June 4, 2004, 15 million shares were issued upon receipt of $74,990 and the application of $175,000 to the Deposit for the Virtual Keyboard product. Subsequently, on June 23, 2004, we cancelled the above stock option in light of non-performance of the required consulting services and requested that the escrow agent return the above common shares. We then recorded a $150,000 expense based on our estimated probable loss relating to the share recovery.

Our resulting losses from operations for the fiscal year ended 2004 was $13,433,297. The preceding compares to losses from operations for the fiscal year ended 2003 of $2,818,163, respectively.

Our non-operating other income primarily consist of gains on settlements of debenture and vendor obligations and miscellaneous other income. During the fiscal 2004 year we realized non-cash aggregate gains of $232,583 on settlements of debenture obligations. The balance of our non-operating income and expenses items, including interest income, were inconsequential to our consolidated results of operations. Our non-operating expenses primarily consist of interest expense, including non-cash charges attributable to the non-detachable beneficial conversion feature of newly issued debentures. Our interest expense was $211,328 for the fiscal 2004 year, a decrease of $1,521,265, or 88%, from the $1,732,593 incurred during the fiscal 2003 year. This decrease is due to $1,379,077 of beneficial conversion features of debentures issued during the fiscal 2003 year. These charges were not repeated during fiscal 2004.

Primarily as a result of the foregoing, we incurred a net loss of $13,389,175 ($0.01) per basic and diluted share) in fiscal 2004 as compared to a net loss of $4,462,182 ($0.02 per basic and diluted share) in fiscal 2003.

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

                OUR CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES

OUR OVERVIEW

During the course of transitioning our Company over the last several years from our discontinued computer service businesses to our current business of marketing and distributing various accessories primarily intended for use with PDAs, we have incurred substantial operating and net losses, as well as negative operating cash flows. As of our fiscal year ended October 31, 2004, our working capital deficit was $3,423,584 and our stockholders' deficit was $3,373,445. Such reflects a decrease from our preceding fiscal year ended October 31, 2003 when our working capital deficit was $6,093,514 and our stockholders' deficit was $6,716,685. We had a nominal unrestricted cash balance of only $88 at October 31, 2004, as compared to $2,140 at October 31, 2003.

We had outstanding convertible debentures with an aggregate principal face amount of $863,675 at October 31, 2004, of which $863,675 is currently due and payable. During December 2004, the remaining debentures balances and accrued interest thereon were converted into common stock and, accordingly, are considered paid in full.

OUR CONSOLIDATED CASH FLOWS

Our operating activities utilized $2,476,216 in cash during the fiscal 2004 year end, an increase of $1,692,570, or 216%, from the $783,646 in cash utilized during the fiscal 2003 year end. Our increased utilization substantially reflects a $7,501,020, or 301%, net increase in our non-cash charges, net, being substantially offset by the $8,926,993 increase in our net loss. The most significant reductions in our non-cash charges were a $1,379,077 reduction in the charges associated with the beneficial conversion features of issued convertible debentures in 2003. This reduction is offset by increases of $1,200,000, $1,464,268 and $6,969,186 in our non-cash acquisition of in-process research and development and services rendered in exchange for common stock and options, respectively. Partially offsetting these non-cash charge items were a $34,905 decrease in accounts receivable, a $101,672 increase in inventories, a $94,211 decrease in prepaid expenses and an $893,244 increase in accounts payable. Based on the exercise of stock options in the 2004 period, we were able to pay certain accounts payable and accrued liabilities in cash and settle approximately $1 million through the issuance of common stock, but incurred a significant increase in liabilities related to our operations of Synosphere and ongoing administrative and professional fees associated with our recurring operations in order to continue our operations. Cash flows from operations in 2003 reflect the increase in our accounts payable and accrued liabilities of $1,363,989 due to our decreased cash flows experience continuing from late 2002 into 2003.

Our investing activities consumed $218,883 during fiscal 2004 to fund the acquisition of Synoshere in the amount of $18,833 and the investment in a License Agreement with Virtual Devices, $200,000. We had no investing activities during the preceding fiscal 2003.

Our financing activities provided $2,692,997 and $784,838 in cash during fiscal 2004 and 2003, respectively. Fiscal 2003 reflects cash inflows primarily from our issuances of common stock as options were exercised. We also experienced cash inflows from a bank overdraft and the proceeds from the issuances of notes payable and advances from our officers. These cash inflows in fiscal 2004 were offset by the principal payments on notes payable. Fiscal 2003 reflects cash inflows primarily from our issuances of convertible debentures, and, to a significantly lesser extent, the incurring of a loan and the issuance of common stock. The preceding cash inflows were slightly offset by the cash outflows related to principal repayments made on outstanding notes payable and the collateralization of a letter of credit.

As a result of the foregoing, our unrestricted cash decreased by $2,052 to $88 at October 31, 2004, as compared with $2,140 at October 31, 2003.

OUR OFF-BALANCE SHEET LIABILITIES AND COMMITMENTS

Our off-balance sheet liabilities principally consist of lease payment obligations incurred under two operating leases, which are required to be excluded from our consolidated balance sheet by accounting principles generally accepted in the United States of America. By far, our most significant operating leases pertains to our corporate facilities. Our other operating lease pertains to office equipment. The three operating leases are noncancellable.. We incurred aggregate rent expense under operating leases of $68,095 and $43,625 during fiscal years 2004 and 2003, respectively.

The future aggregate minimum lease payments under operating lease agreements in existence at October 31, 2004 are as follows:

                        FISCAL YEARS ENDING OCTOBER 31,

2005......................................   $   70,000
2006......................................       33,200
2007......................................          700
2008......................................           --
2009......................................           --
                                             ----------
Total minimum operating lease payments....   $  103,900
                                             ==========


We additionally have outstanding commitments related to employment agreements with Kenneth Schilling and Mark Perkins which became effective July 1, 2001 and remain in force through June 30, 2004. Mr. Schilling's contract provides for an annual salary of $150,000, quarterly performance bonuses equal to one percent of our total revenues, and the granting of an option allowing for his subsequent purchase of 300,000 shares of our common stock at $0.20 per share. Mr. Perkin's contract provides for an annual salary of $125,000, quarterly performance bonuses equal to one percent of our total revenues, and the granting of an option allowing for his subsequent purchase of 120,000 shares of our common stock at $0.20 per share. Each stock option vested immediately and is exercisable for a period of ten years. In the event of their voluntary resignation, as defined, the officer shall be entitled to six month's salary. In the event of their involuntary termination by us without cause, as defined, the officer shall be entitled to one year's salary. In the event of a change in our control, each officer shall be entitled to a lump sum payment equal to three year's annual salary.

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

OUR PLANNED CAPITAL EXPENDITURES

We had no significant planned capital expenditures, budgeted or otherwise, as of October 31, 2004.

OUR SUBSEQUENT EVENTS

On December 7, 2004, we reached an agreement with the remaining debenture holders and converted the outstanding principal balance of $863,675 and accrued interest of $254,900 into 400,000,000 shares of our common stock. As a result of this agreement, we will record a total of $390,086 benefit from the settlement of the debt during the first quarter of fiscal 2005.

During December 2004, Pangea Investments GmbH returned 75 million shares to us that were originally issued to an escrow account in connection with the original option to purchase 100 million shares for services issued in January 2004 (see
Note 13).

On February 18, 2005, we closed a transaction pursuant to a Subscription Agreement, dated as of February 18, 2005, with an accredited investor pursuant to which the accredited investor lent an aggregate principal amount of $200,000 to us in exchange for (i) 8% promissory note in that aggregate principal amount, and (ii) warrants to purchase shares of our common stock equal to one warrant for each share of its common stock which would be issued on the closing date of the loan assuming the complete conversion of the promissory note. An additional $500,000 has been committed, subject to the filing of a registration statement.

Additional stock issuances after October 31, 2004:

o 2,566,667 shares of common stock where issued to an individual in exchange for $7,000 of accounts payable.
o 75,000,000 shares of common stock were issued to an individual under a private placement. We received approximately $90,000 in cash.
o 75,000,000 shares of common stock were issued to an individual under the exercise of an option. We received approximately $293,000 in cash.
o 2,806,400 shares of common stock were issued in exchange for $14,032 of accrued interest.
o 44,744,275 shares of common stock were issued to an individual for legal services rendered; value $25,372.
o 45,749,741 shares of common stock were issued to an individual for legal services rendered; value $110,600.
o 1,087,193 shares of common stock were issued to an individual for expenses incurred on behalf of the Company; value $2,500.
o 113,786,170 shares of common stock were issued to two officers of Synosphere for the quarterly bonuses called for in their employment contracts; value $250,000.

POTENTIAL SIGNIFICANT DILUTION TO OUR EXISTING OR PROSPECTIVE SHAREHOLDERS

It should be noted by our existing shareholders, as well as potential prospective shareholders, that you may experience significant dilution in your respective equity interest and related voting rights from any subsequent conversions of our remaining outstanding debentures by their holders, any subsequent exercises of our outstanding stock purchase warrants and options by their holders, future issuances by us of additional convertible debentures or common shares, or any future grants by us of additional stock purchase warrants and/or options. Your exposure to such dilution will increase to the extent that the market price of our common stock declines below the price at which you purchased, or converted into, shares of our common stock and we issue or grant equity or equity-related instruments at the then lower market prices. The liklihood that the market price of our common stock will decline, and that such a decline will be significant, will further increase to the extent that any of our existing shareholders elect to sell large numbers of our shares into the marketplace, particularly during a short period of time given the limited trading in our common shares. Given that we remain in need of significant additional debt and/or equity financing, as previously discussed, and the historical volatility in the market price of our common stock, our existing and potential investors must give due consideration to the potential of significant dilution to their respective equity interest and related voting rights.

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

Our Risks and Uncertainties

We Have A History Of Losses And Anticipate Future Losses Which Will Compel Us To Seek Additional Capital.

For the fiscal year ended October 31, 2004, we sustained a loss of approximately $13.3 million; for our fiscal year ended October 31, 2003, we sustained a loss of approximately $4.5 million and for the fiscal year ended October 31, 2002, we sustained a loss of approximately $6.5 million. Future losses are anticipated to occur. We continue to have insufficient cash flow to grow operations and we cannot assure you that we will be successful in reaching or maintaining profitable operations.

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

Our Continuing Inability To Perform Meaningful Research And Development

Activities Directed At Ultimately Marketing Our Own Patented Proprietary Products Makes Us Highly Susceptible To Competition.

Given our currently limited financial and other resources, we currently perform no research and development activities. Historically, we primarily have relied upon acquiring or licensing technologies and products from unrelated third-parties. While we have periodically performed limited in-house research and development in the past, we incurred approximately 597,000 in research and development from our Synosphere subsidiary. We did not perform any in-house research and development during the fiscal years ended October 31, 2003 and 2002, as reported herein. Our continuing inability to perform meaningful research and development activities directed at ultimately marketing our own patented proprietary products makes us highly susceptible to competition.

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

ITEM 7. FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2004
                                OCTOBER 31, 2003



iBIZ Technology Corp. and Subsidiaries                                    Page
                                                                         ------

Report of Independent Certified Public Accountants....................      19
Consolidated Balance Sheet............................................   F - 1
Consolidated Statements of Loss.......................................   F - 2
Consolidated Statements of Changes in Stockholders' Deficit...........   F - 4
Consolidated Statements of Cash Flows.................................   F - 6
Notes to Consolidated Financial Statements............................   F - 8

INDEPENDENT REGISTERED AUDITORS' REPORT

To the Board of Directors and Stockholders of iBIZ Technology, Inc.:

We have audited the accompanying consolidated balance sheet of iBIZ Technology, Inc. (the "Company") as of October 31, 2004 and the related consolidated statements of operations, stockholders' deficit and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount s and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2004 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant operating losses and has negative working capital. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are described in Notes 2 and 23. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Farber & Hass LLP
January 21, 2005, except as to
Note 23 for which the date is
March 10, 2005
Camarillo, California

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                               October 31,
                                                                  2004
                                                              ------------
Current Assets:
   Cash                                                       $         88
   Inventories, net                                                 34,400
   Prepaid expenses                                                 86,206
                                                              ------------

Total Current Assets                                               120,694

Property and equipment, net                                         42,758
Deposits                                                             7,381
                                                              ------------

Total Assets                                                  $    170,833
                                                              ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Bank overdraft                                             $     10,420
   Accounts payable                                              1,095,956
   Accrued liabilities                                           1,401,227
   Notes payable                                                    50,000
   Advances from officers                                          123,000
   Current maturities of convertible debentures                    863,675
                                                              ------------

Total Current Liabilities                                        3,544,278
                                                              ------------

Commitments and Contingencies

Stockholders' Deficit:
   Preferred stock, $.001 par value; 50,000,000 shares
       authorized; none issued or outstanding                           --
   Common stock, $.001 par value; 5,000,000,000 shares
       authorized; issued and outstanding 3,030,370,376          3,030,370
   Common stock to be issued, 495,750 shares                        19,830
   Additional paid-in capital                                   32,888,872
   Less: note receivable                                        (1,125,010)
   Accumulated deficit                                         (38,187,507)
                                                              ------------

Total Stockholders' Deficit                                     (3,373,445)
                                                              ------------

Total Liabilities and Stockholders' Deficit                   $    170,833
                                                              ============

   The accompanying notes are an integral part of these consolidated financial statements.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF LOSS


                                                              Fiscal Year    Fiscal Year
                                                                 Ended          Ended
                                                              October 31,    October 31,
                                                                 2004           2003
                                                             ------------    ------------
Revenues:
    Net product sales                                        $    347,544    $    453,797
    Maintenance services                                           21,106          31,585
                                                             ------------    ------------

Total revenues                                                    368,650         485,382
                                                             ------------    ------------

Cost of revenues:
    Cost of product sales                                         672,469         497,275
    Cost of maintenance services                                   31,993          21,728
                                                             ------------    ------------

Total cost of revenues                                            704,462         519,003
                                                             ------------    ------------

Gross loss                                                       (335,812)        (33,621)
                                                             ------------    ------------

Operating expenses:
    Selling, general and administrative expenses,
          excluding those items separately disclosed below      3,401,397       1,614,255
    Research and development                                      597,121              --
    Acquired in process research and development                1,200,000              --
    Asset impairments                                             652,281         125,000
    Consulting fees paid in stock options                       6,969,186              --
    Loss on note receivable                                       150,000              --
    Dispute settlements                                           127,500              --
    Officer bonuses                                                    --       1,045,287
                                                             ------------    ------------

Total operating expenses                                       13,097,485       2,784,542
                                                             ------------    ------------

Loss from operations                                          (13,433,297)     (2,818,163)
                                                             ------------    ------------

Non-operating income (expenses):
    Interest and miscellaneous income                             255,500          88,624
    Interest and financing expenses                              (211,328)     (1,732,593)
                                                             ------------    ------------

Total non-operating income (expense), net                          44,172      (1,643,969)
                                                             ------------    ------------

Loss before provision from income taxes                       (13,389,125)     (4,462,132)
Provision for income taxes                                             50              50
                                                             ------------    ------------

Net loss                                                     $(13,389,175)   $ (4,462,182)
                                                             ============    ============

   The accompanying notes are an integral part of these consolidated financial statements.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF LOSS (continued)



                                                  Fiscal Year        Fiscal Year
                                                    Ended               Ended
                                                  October 31,        October 31,
                                                     2004                2003
                                                ----------------   ----------------
Net loss per common share - basic and diluted   $          (0.01)  $          (0.02)
                                                ================   ================

Weighted average number of common shares
   outstanding - basic and diluted                 2,470,566,495        231,553,359
                                                ================   ================

   Theaccompanying notes are an integral part of these consolidated financial statements.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT


                                                                                          Common Stock
                                                        Common Stock                      To Be Issued
                                              -------------------------------   --------------------------------
                                                  Shares           Amount           Shares            Amount
                                              --------------   --------------   --------------    --------------
Balances as of October 31, 2002                   45,000,097   $       45,000               --    $           --
Common stock issued for cash                      36,691,176           36,691               --                --
Common stock issued for services
  received and in settlement of accounts
  payable                                         44,161,764           44,162               --                --
Common stock issued to officers and
  other employees as retention bonuses           253,063,228          253,063               --                --
Beneficial conversion feature of debentures
  issued                                                  --               --               --                --
Common stock issued upon conversion of
  debentures and accrued interest, net of
  related issuance costs                         270,977,456          270,978               --                --
Net loss                                                  --               --               --                --
                                              --------------   --------------   --------------    --------------

Balance, October 31, 2003                        649,893,721   $      649,894               --    $           --
Common stock issued upon
  exercise of options                            309,969,608          309,970               --                --
Common stock issued for services received
  and in settlement of liabilities               139,679,256          139,679               --                --
Common stock issued to officers and other
  employees as bonuses and wages                 418,576,051          418,577               --                --
Common stock issued upon conversion
  of debentures and accrued interest, net
  of related issuance costs                    1,479,530,624        1,479,530               --                --
Acquisition of Synosphere, LLC                    29,033,417           29,033          966,583            38,663
Cash payments to Synosphere, LLC
  members in lieu of stock                                --               --         (470,833)          (18,833)
Additional stock payments to
  Synosphere LLC members                           3,687,699            3,687               --                --
Value assigned to services received in
  exchange for options                                    --               --               --                --
     Net loss                                             --               --               --                --
                                              --------------   --------------   --------------    --------------

Balance, October 31, 2004                      3,030,370,376   $    3,030,370          495,750    $       19,830
                                              ==============   ==============   ==============    ==============

                                               Additional
                                                 Paid in         Note        Accumulated
                                                 Capital      Receivable       Deficit           Total
                                              ------------   ------------    ------------    ------------
Balances as of October 31, 2002               $ 15,349,368   $         --    $(20,336,150)   $ (4,941,782)
Common stock issued for cash                            --             --              --          36,691
Common stock issued for services
  received and in settlement of accounts
  payable                                          204,088             --              --         248,250
Common stock issued to officers and
  other employees as retention bonuses
Beneficial conversion feature of debentures        442,125             --              --         695,188
  issued
Common stock issued upon conversion of           1,379,077             --              --       1,379,077
  debentures and accrued interest, net of
  related issuance costs                            57,095             --              --         328,073
Net loss                                                --             --      (4,462,182)     (4,462,182)
                                              ------------   ------------    ------------    ------------

Balance, October 31, 2003                       17,431,753             --     (24,798,332)     (6,716,685)
Common stock issued upon
  exercise of options                            3,559,537     (1,125,010)             --       2,744,497
Common stock issued for services received
  and in settlement of liabilities               1,079,695             --              --       1,219,374
Common stock issued to officers and other
  employees as bonuses and wages                   621,503             --              --       1,040,080
Common stock issued upon conversion
  of debentures and accrued interest, net
  of related issuance costs                      2,085,241             --              --       3,564,771
Acquisition of Synosphere, LLC                   1,132,304             --              --       1,200,000
Cash payments to Synosphere, LLC
  members in lieu of stock                              --             --              --         (18,833)
Additional stock payments to
  Synosphere LLC members                             9,653             --              --          13,340
Value assigned to services received in
  exchange for options                           6,969,186             --              --       6,969,186
     Net loss                                           --             --     (13,389,175)    (13,389,175)
                                              ------------   ------------    ------------    ------------

Balance, October 31, 2004                     $ 32,888,872   $ (1,125,010)   $(38,187,507)   $ (3,373,445)
                                              ============   ============    ============    ============


   The accompanying notes are an integral part of these consolidated financial statements.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               Fiscal Year    Fiscal Year
                                                                  Ended          Ended
                                                               October 31,    October 31,
                                                                  2004           2003
                                                              ------------    ------------
Cash flows from operating activities:
    Net loss                                                  $(13,389,175)   $ (4,462,182)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
          Depreciation of property and equipment and
            amortization of intellectual property rights            29,290          60,875
          Asset impairment                                         252,281         125,000
          Provision for sales returns, rebates and
             doubtful accounts                                      76,417          94,731
          Provision for inventory obsolescence                     111,114          33,100
          Acquired in process research and development           1,200,000              --
          Gains on settlements of obligations to vendors           (22,821)        (85,733)
          Common stock issued for services received              1,464,268         889,082
          Common stock options issued for services received      6,969,186              --
          Gains on settlements of debenture obligations           (232,583)             --
          Loss on note receivable                                  150,000              --
          Beneficial conversion feature of debentures                   --       1,379,077
Net changes in operating assets and liabilities:
    Accounts receivable                                             34,905        (194,186)
    Inventories                                                   (101,672)         18,658
    Prepaid expenses                                                94,211          (6,057)
    Accounts payable and accrued liabilities                       893,244       1,363,989
     Deposits                                                       (4,881)             --
                                                              ------------    ------------
Net cash used in operating activities                           (2,476,216)       (783,646)
                                                              ------------    ------------

Cash flows from investing activities:
    Acquisition of Synosphere, LLC                                 (18,833)             --
    Licensing fees to Virtual Devices, Inc.                       (200,000)             --
                                                              ------------    ------------
Net cash used in investing activities                             (218,833)             --
                                                              ------------    ------------

Cash flows from financing activities:
    Bank overdraft                                                  10,420              --
    Proceeds from issuances of note payable                         50,000          90,000
    Proceeds from advances from officers                           123,000              --
    Proceeds from issuances of convertible debentures, net              --         686,813
    Proceeds from issuances of common stock, net                 2,594,497          36,691
    Principal payments on notes payable                            (94,920)        (18,666)
    Restricted cash equivalent                                      10,000         (10,000)
                                                              ------------    ------------


   The accompanying notes are an integral part of these consolidated financial statements.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


                                                                        Fiscal Year     Fiscal Year
                                                                           Ended           Ended
                                                                        October 31,     October 31,
                                                                           2004            2003
                                                                        ------------    ------------
Net cash provided by financing activities                               $  2,692,997    $    784,838
                                                                        ------------    ------------

Net (decrease) increase in cash and cash equivalents                          (2,052)          1,192

Cash at beginning of year                                                      2,140             948
                                                                        ------------    ------------

Cash at end of year                                                     $         88    $      2,140
                                                                        ============    ============

Supplemental schedule of cash activities:
   Interest paid in cash                                                $      5,800    $      8,566
   Taxes paid in cash                                                             50              50

Supplemental schedule of non-cash investing and financing activities:

   Debenture principal and accrued interest thereon
      converted to common stock                                         $  3,564,771    $    328,073
   Issuance of common stock for officers and other
      employees bonuses and wages                                       $  1,040,080    $    695,188
Issuance of common stock for services received
      and in settlement of liabilities                                  $  1,219,374    $    248,250
   Consulting fees paid with common stock options                       $  6,969,186
Issuance of common stock for acquired research
     and development                                                    $  1,200,000







   The accompanying notes are an integral part of these consolidated financial statements.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF BUSINESS, ORGANIZATIONAL STRUCTURE AND PRINCIPLES OF
      CONSOLIDATION

      Concurrent with the February 2, 2005 deployment of its new www.GoMoGear.com e-commerce website, iBIZ Technology Corp. (hereinafter, "iBIZ") principally became an Internet-based retailer of a broad and diversified offering of various consumer electronics with an emphasis on products that are portable or mobile. Prior thereto, and since 1998, iBIZ was a more narrowly-focused wholesaler and, to a lesser extent, Internet-based retailer, through its www.ibizpda.com e-commerce website, of various accessories primarily intended for use with Personal Digital Assistants ("PDAs"). iBIZ continues to conduct substantially all of its non-research and development related activities through its wholly-owned subsidiary, iBIZ, Inc. (hereinafter, "iBIZ, Inc.").

      As a result of its January 20, 2004 acquisition of Synosphere, LLC (hereinafter, "Synosphere"), iBIZ subsequently has engaged in significant activities directed at, among other efforts, further developing certain of the acquired technologies. iBIZ currently conducts substantially all of its product research and development activities through Synosphere, as a wholly-owned subsidiary.

      iBIZ's other wholly-owned subsidiaries, Invnsys Technology Corporation and Qhost, Inc. have been inactive since their respective operations were discontinued effective October 31, 2001. iBIZ was incorporated in the State of Florida in April 1994, although its operations have been headquarted in the State of Arizona since November 1979.

      These consolidated financial statements include the operations of iBIZ and its wholly-owned subsidiaries (hereinafter collectively, the "Company"). All material intercompany transactions and balances have been eliminated in consolidation.

2. SIGNIFICANT UNCERTAINTY REGARDING THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN AND MANAGEMENT PLANS

      The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred substantial operating and net losses, as well as negative operating cash flows, in recent fiscal years. As a result, the Company had significant working capital and stockholders' deficits at October 31, 2004. Additionally, the Company has in recent years realized only limited sales from its PDA accessories which management primarily attributes to its continued inability to fund the marketing activities it believes are necessary to develop broad market awareness and acceptance of the Company's products. These factors, among others, indicate that there is substantial doubt that the Company will be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

      The Company's continuation as a going concern currently is dependent upon it timely procuring significant external debt and/or equity financing to fund its immediate and nearer-term operations, and subsequently realizing operating cash flows from sales of its products sufficient to sustain its longer-term operations and growth initiatives, including its desired marketing and product research and development initiatives. Subsequent to October 31, 2004, management entered into a financing agreement to secure a maximum of $700,000 of equity investment (see Note 23). Should management be unable to procure sufficient additional external debt and/or equity in a timely manner, it could cease operations prior to October 31, 2005.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Fiscal Year-End

      The Company's fiscal year-end is October 31st. References herein to a fiscal year refer to the calendar year in which such fiscal year ends.

      Use of Estimates

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenue and expenses, the reported amounts and classification of assets and liabilities, and disclosures of contingent assets and liabilities. These estimates and assumptions are based on the Company's historical results as well as management's future expectations. The Company's actual results could vary materially from management's estimates and assumptions.

      Reclassifications

      Certain amounts in the consolidated financial statements for the prior fiscal year have been reclassified to be consistent with the current fiscal year's presentation.

      Cash and Cash Equivalents

      The Company maintains any cash and cash equivalent balances with high quality financial institutions thereby minimizing any associated credit risks. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents at October 31, 2004. The Company had a single restricted cash equivalent at October 31, 2003 that subsequently became unrestricted and was utilized during fiscal 2004.

      Accounts Receivable - Related Allowances for Sales Returns, Customer Rebates and Doubtful Accounts

      The Company's accounts receivable, if any, are reported net of related allowances for probable sales returns, customer rebates and doubtful accounts. Management believes that the only concentration of credit associated with the Company's accounts receivable portfolio is with large national retailers, the credit worthiness of such it regularly monitors.

      The Company unconditionally accepts product returns during the initial thirty days following the date of sale. Additionally, the Company periodically offers promotional rebates of a limited duration, typically one week, on certain product sales for which it outsources the processing and tracking of related customer submissions. The periodic provisions made by the Company to establish and maintain appropriate allowances for sales returns and customer rebates are charged to its results of operations via offsets to its gross product sales. Such provisions are based on management's

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Accounts Receivable - Related Allowances for Sales Returns, Customer Rebates and Doubtful Accounts (continued)

      estimates of probable sales returns and customer rebates which, in turn, are based on its relevant historical experience and future expectations. Actual sales returns and customer rebates realized by the Company are charged against the related allowances with any favorable or unfavorable experience, as compared to management's preceding estimates, having a corresponding impact on its results of operations.

      The Company typically offer its customers payment terms that range from 30 to 60 days. The Company does not assess interest on, nor does it require any securing collateral of, past due customer balances. The periodic provisions made by the Company to establish and maintain an appropriate allowance for doubtful accounts are charged to its results of operations via increases to its selling, general and administrative expenses. Such provisions are based on specifically identified accounts that management believes to be uncollectible based on facts then known to it and accounts that are past due beyond a certain date. Actual collection experience realized by the Company on previously designated doubtful accounts is charged against the allowance for doubtful accounts with any favorable or unfavorable experience, as compared to management's preceding estimates, having a corresponding impact on its results of operations.

      Inventories

      Inventories, which consist solely of finished goods available for sale, are stated at the lower of average cost or market, reduced by an appropriate allowance estimated by management for probable obsolescence. The Company records an allowance for obsolescence based on its historical experience and future expectations. The periodic provisions made by the Company to establish and maintain an appropriate allowance for obsolescence are charged to its results of operations via increases to its cost of product sales. Actual disposition experience realized by the Company on previously designated obsolete inventory is charged against the allowance for obsolescence with any favorable or unfavorable experience, as compared to management's preceding estimates, having a corresponding impact on its results of operations.

      Prepaid Expenses

      The Company amortizes its prepaid expenses on a straight-line basis over the period during which it receives the underlying services.

      Property and Equipment

      Property and equipment are recorded at cost. Cost includes expenditures for major additions and improvements. Maintenance and repairs which do not extend the useful life of the related property or equipment are charged to operations as incurred. The provision for related depreciation has been computed using the straight-line method over the following estimated useful lives: office furniture

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Property and Equipment (continued)

      and equipment - five to ten; tooling - three years; machinery and equipment - ten years; and vehicle - five years. The net book value of property and equipment sold or retired is removed from the asset and related depreciation accounts with any resulting net gain or loss included in the determination of the Company's results of operations.

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

      Deferred Financing Costs

      Direct costs incurred in connection with the issuance of debt instruments are initially deferred and subsequently amortized using the interest method over the term in which the related debt remains outstanding. However, in those cases where the fair value attributable to any beneficial conversion feature of the debt instrument indicates that, despite it legal form, the underlying substance is that of equity, the Company offsets the direct issuance costs incurred immediately against the fair value allocated to additional paid-in capital.

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

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Non-Cash Equity Issuances

      The Company periodically issues shares of its common stock in exchange for, or in settlement of, services. The Company's management values the shares issued in such transactions at either the then market price of the Company's common stock, after taking into consideration factors such as the volume of shares issued or trading restrictions, or the value of the services received, whichever is more readily determinable. The Company also issues options, at a discount from market, for services. The Company's management values such options using Black Scholes.

      Fair Value of Financial Instruments

      Management believes that the carrying values reported for the Company's bank overdraft, accounts payable, accrued expenses, advances from officers, and notes payable materially approximated their respective fair values at the balance sheet date due to the immediate or short-term maturity of these financial instruments. Management also believes that the carrying values reported for the Company's outstanding debentures materially approximated their respective fair values at the balance sheet date as the stated rates of interest reflected then prevailing market rates of interest. The estimated fair value amounts have been determined by the Company's management using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

      Revenue Recognition

      In accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," the Company recognizes a product sale, including related shipping and handling income, and the cost of the sale, upon product shipment provided that all material risks and rewards of ownership are concurrently transferred from the Company to its customer, collection of the related receivable is reasonably assured, and management is able to reliably estimate appropriate allowances for probable sales returns and customer rebates based on its relevant historical experience and future expectations. Cost of sales primarily consists of purchased product cost, direct labor, and overhead, including freight-in cost, warehousing costs, shipping and handling costs, and inventory valuation adjustments for obsolescence.

      The Company recognizes revenues from maintenance services on a straight-line basis over the terms of the respective underlying maintenance agreements, which range from three months to one year in duration. Any prepaid, yet unearned, portion of a maintenance agreement is recorded as deferred income. The Company is no longer actively marketing these computer-related maintenance services, which primarily remain with financial institutions, and, as a result, expects that the significance of the related revenues will continue to decline in future fiscal periods.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Major Customers

      One customer accounted for approximately 27% of the Company's consolidated net sales for fiscal 2004. Two different customers individually accounted for approximately 35% and 13% of the Company's consolidated net sales for fiscal 2003.

      Major Vendors

      Three vendors individually accounted for approximately 64%, 18% and 15% of the Company's inventory purchases during fiscal 2004. Two vendors individually accounted for approximately 24% and 20% of the Company's inventory purchases during fiscal 2003.

      Product Warranties

      The Company's PDA accessory products are accompanied by limited liability warranties of one year durations against defects in material or workmanship. At the time of each product's sale, management makes an estimate based on the Company's historical experience and future expectations of the probable future cost to be incurred in honoring the accompanying warranty and accrues a corresponding liability. To date, the Company's warranty liabilities, in the aggregate, have not been material.

      Advertising Costs

      The Company expenses all advertising costs as incurred. Consolidated selling, general and administrative expenses include advertising costs of $-0- and $45,028 for fiscal 2004 and 2003, respectively.

      Research and Development

      The Company expenses all research and development costs as incurred.

      Net Loss Per Share

      Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the fiscal year. At October 31, 2004 and 2003, the Company had stock warrants outstanding that could potentially be exercised into 822,204 additional common shares. The Company additionally had debentures outstanding at October 31, 2004 and 2003, the conversion price of which will be established as of the date of any subsequently elected conversion. Thus the number of potentially issuable common shares pursuant to the terms of these unexercised conversion rights will not be previously determinable. Such potentially issuable shares are excluded from the computation of net loss per share since the effect would be anti-dilutive. Should the Company report net income in a future period, diluted net income per share will be separately disclosed giving effect to the potential dilution that could occur if the then outstanding stock warrants were exercised into common shares.

                            IBIZ TECHNOLOGY CORP. AND
       SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Segment Reporting

      The Company's chief operating decision makers consist of members of senior management that work together to allocate resources to, and assess the performance of, the Company's business. Senior management currently manages the Company's business, assesses its performance, and allocates its resources as a single operating segment. To date, the Company's products and services have been principally marketed to customers residing within the United States of America. Net revenues realized from customers residing in other geographic markets were less than ten percent of consolidated net revenues in fiscal 2004 and 2003, respectively.

      Accounting Standards Adopted or Pending Adoption

      The Company's required fiscal 2004 adoptions of recently issued accounting standards did not have any material impacts upon its consolidated financial statements. Additionally, there are no recently issued accounting standards with pending adoptions that the Company's management currently anticipates will have any material impacts upon its consolidated financial statements.


4. ACCOUNTS RECEIVABLE AND ALLOWANCES FOR SALES RETURNS, CUSTOMER REBATES AND DOUBTFUL ACCOUNTS

      The Company's accounts receivable, net, consists of:

                                                                            October 31,
                                                                                2004
                                                                            ------------
      Accounts receivable, gross                                            $     51,273
      Allowance for sales returns, customer rebates and doubtful accounts        (51,273)
                                                                            ------------

      Accounts receivable, net                                              $         --
                                                                            ============

      The following schedule sets forth the activity in the Company's allowance for sales returns:

                                    Fiscal Year     Fiscal Year
                                       Ended           Ended
                                    October 31,     October 31,
                                       2004            2003
                                   ------------    ------------
      Balance, beginning of year   $     27,238    $      1,600
      Provisions                         47,171          46,354
      Returns                           (72,309)        (20,716)
                                   ------------    ------------

      Balance, end of year         $      2,100    $     27,238
                                   ============    ============

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


4. ACCOUNTS RECEIVABLE AND ALLOWANCES FOR SALES RETURNS, CUSTOMER REBATES AND DOUBTFUL ACCOUNTS (continued)

      The following schedule set forth the activity in the Company's allowance for customer rebates:

                                       Fiscal Year    Fiscal Year
                                          Ended          Ended
                                       October 31,    October 31,
                                          2004           2003
                                      ------------    ------------
         Balance, beginning of year   $     12,429    $         --
         Provisions                             --          12,429
         Returns                           (12,429)             --
                                      ------------    ------------

      Balance, end of year            $         --    $     12,429
                                      ============    ============


      The following schedule set forth the activity in the Company's allowance for doubtful accounts:

                                      Fiscal Year     Fiscal Year
                                         Ended           Ended
                                      October 31,     October 31,
                                         2004            2003
                                      ------------    ------------
         Balance, beginning of year   $     23,500    $     56,509
         Provisions                         29,246          35,948
         Returns                            (3,573)        (68,957)
                                      ------------    ------------

      Balance, end of year            $     49,173    $     23,500
                                      ============    ============

5. INVENTORIES, NET

      Inventories, net, consists of the following:

                                                   October 31,
                                                      2004
                                                  ------------

      Inventories, gross                          $     39,400
      Less allowance for inventory obsolescence         (5,000)
                                                  ------------

      Inventories, net                            $     34,400
                                                  ============

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


5.    INVENTORIES, NET (continued)

      The following schedule set forth the activity in the Company's allowance for obsolescence:

                                      Fiscal Year     Fiscal Year
                                         Ended           Ended
                                      October 31,     October 31,
                                         2004            2003
                                      ------------    ------------

      Balance, beginning of year      $     33,100    $         --
      Provisions                           111,114          33,100
      Write-offs, net of recoveries       (139,214)             --
                                      ------------    ------------

        Balance, end of year          $      5,000    $     33,100
                                      ============    ============


6. PREPAID EXPENSES

      The Company's prepaid expenses consist of:

                                                October 31,
                                                  2004
                                                ------------
      Consulting agreement                      $     66,666
      Service agreement                               16,250
      Membership dues and administration fees          3,290
                                                ------------

      Prepaid expenses                          $     86,206
                                                ============

7. PROPERTY AND EQUIPMENT, NET

      Property and equipment, net, consists of the following:

                                                             October 31,
                                                                2004
                                                             ------------
      Office furniture and equipment                         $     81,027
      Tooling                                                      68,100
      Machinery and equipment                                      37,641
      Vehicle                                                       3,141
                                                             ------------

      Property and equipment, gross                               189,909
      Less accumulated depreciation, including write-downs       (147,151)
                                                             ------------

      Property and equipment, net                            $     42,758
                                                             ============

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


8.    DEFERRED TAX ASSETS

      Deferred tax assets, net, at October 31, 2004 consist of the following:

                                           October 31,
                                              2004
                                           ------------
      Net operating loss carry-forwards    $  4,187,700
      Accrued expenses and miscellaneous          8,800
                                           ------------

      Deferred tax assets, gross              4,196,500
      Valuation allowance                    (4,196,500)
                                           ------------

      Deferred tax assets, net             $         --
                                           ============

      The Company's net operating loss carry-forwards, which aggregated $20,884,400 at October 31, 2004, expire in varying amounts during calendar years 2010 through 2024.

      A reconciliation of the valuation allowance follows:

                                   Fiscal Year
                                      Ended
                                   October 31,
                                      2004
                                   ------------
      Balance, beginning of year   $  2,909,300
      Additions                       1,287,200
                                   ------------

      Balance, end of year         $  4,196,500
                                   ============

9. ACCRUED LIABILITIES

      Accrued liabilities consist of the following:

                                    Fiscal Year
                                       Ended
                                    October 31,
                                       2004
                                    ------------
      Accrued wages                 $    481,034
      Accrued interest                   283,548
      Accrued bonuses                    250,000
      Accrued payroll and  taxes         206,526
      Accrued dispute settlements        127,500
      Accrued sales commissions           49,966
      Accrued royalties                    2,653
                                    ------------

      Total accrued liabilities     $  1,401,227
                                    ============

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


10.   NOTES PAYABLE

      During its fiscal 2004 fourth quarter, the Company received an aggregate of $50,000 in cash via its issuance of two notes payable. These notes are unsecured, accrue interest at a stated rate of 4.5% per annum and become due and payable upon demand.


11.   ADVANCES FROM OFFICERS

      During its fiscal 2004 fourth quarter, the Company received an aggregate of $123,000 in cash advances from its officers. These advances are unsecured, accrue interest at a stated rate of 4.5% per annum and become due and payable upon demand.


12.   CONVERTIBLE DEBENTURES

      The Company's outstanding convertible debentures consist of the following:

                                     October 31,
                                         2004
                                    ------------
      KCM, LLC                      $    700,817
      Laurus Master Fund, Ltd.           162,858
                                    ------------

      Total principal outstanding   $    863,675
      Less: current maturities          (863,675)
                                    ------------

      Non-current maturities        $         --
                                    ============

      The Company's outstanding debentures to KCM, LLC ("KCM") were issued October 31, 2000 through January 15, 2002 in the original aggregate amount of $5,000,000, are unsecured, accrued interest at 8.0% per annum, with interest only payments due on the first day of each subsequent calendar quarter beginning January 1, 2001, and became due and payable on October 31, 2003. KCM has the stated unilateral right to initially convert one-half of any outstanding principal and accrued interest thereon at any time into shares of the Company's common stock at the lesser of (1) 80% of the average of the three lowest closing bid prices over the preceding twenty-two consecutive trading days or (ii) 80% of the average of the five lowest closing bid prices over the preceding sixty consecutive trading days. KCM has the stated unilateral right to subsequently convert the remaining one-half of any outstanding principal and accrued interest thereon at any time into shares of the Company's common stock at 86% of the average of the three lowest closing bid prices over the preceding ten consecutive trading days. The Company is required to reserve twice the number of its common shares necessary to accommodate the conversion of any then unpaid principal and accrued interest thereon, plus the exercise of the warrants described in Note 13, and it will incur certain penalties if any conversion or exercise shares are not issued within the specified timeframe. KCM also received anti-dilution rights allowing it to

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


12.   CONVERTIBLE DEBENTURES (continued)

      participate in any prospective issuances by the Company of shares of its common stock. As it was unable to redeem the $1,668,702 aggregate principal balance, and $367,568 aggregate accrued interest thereon, of these outstanding debentures when they became due and payable on October 31, 2003, the Company became in default.

      The Company's outstanding debentures to Laurus Master Fund, Ltd. ("Laurus") were issued in April through October 2001 in the original aggregate amount of $709,723, are unsecured, accrued interest at 8.0% per annum, with interest only payments due on the last day of each subsequent calendar quarter beginning September 30, 2001, and became due and payable on October 31, 2003. Laurus has the stated unilateral right to convert all or a portion of any outstanding principal and accrued interest thereon at any time into shares of the Company's common stock at the lesser of (i) 80% of the average closing bid price over any specified three successive trading days or (ii) 80% of the average closing bid price over any specified twenty-two successive trading days. As it was unable to redeem the $323,985 aggregate principal balance, and $60,121 aggregate accrued interest thereon, of these outstanding debentures when they became due and payable on October 31, 2003, the Company became in default.

      The outstanding debentures and accrued interest thereon were fully converted into common stock in December 2004 (see Note 23).

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

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


13.   STOCKHOLDERS' DEFICIT (continued)

      Common Stock Held in Escrow

      Options valued at $4,450,000 to purchase 100 million shares of common stock (at a 50% discount from market, as defined) were issued to Pangea Investments GmbH (parent company of Enterprise Capital AG) on January 28, 2004 for consulting and acquisition services in Europe and Israel. Such services include, but are not limited to, development of a business plan for marketing existing products in Europe and Israel and identifying new products and technologies that could be added to the existing product line. In addition, Pangea would assist in the negotiation and financing of new products and technologies acquired. Pursuant to the option agreement, the Company transferred 100 million shares of its common stock into an escrow account pending payment of the aggregate $1.5 million exercise price. Through June 4, 2004, 15 million shares were issued upon receipt of $75,000 and the application of $175,000 to the Deposit for the Virtual Keyboard product. Subsequently, on June 23, 2004, the Company cancelled the above stock option in light of non-performance of the required consulting services and requested that the escrow agent return the above common shares. The Company also recorded a $150,000 loss from the note receivable associated with stock options issued to Pangea. The shares were returned to the Company in December 2004.

      In addition, options to purchase 5 million shares of common stock are being held in escrow pursuant to an option agreement with a consultant.

      The balance in the Note Receivable classified in the Stockholders' Equity represents the balance due on the options held in escrow.

      Common Stock Issued for Cash

      During fiscal 2003, the Company issued an aggregate of 36,691,176 shares of its common stock to one unrelated individual in exchange for $36,691 in cash.

      During fiscal 2004, the Company issued an aggregate of 224,969,608 shares of its common stock to five unrelated individuals in exchange for $2,594,507 in cash.

      Common Stock Issued for Services Received and in Settlement of Accounts Payable

      During fiscal 2003, the Company issued an aggregate of 44,161,764 shares of its common stock to various unrelated individuals in settlement of $248,250 in services received and accounts payable.

      Common Stock Issued for Services Received and In Settlement of Liabilities

      During the year ended October 31, 2004, the Company issued shares of its common stock for services received and in settlement of liabilities as follows:

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

      December 2003

      o 81.0 million shares valued at $332,300 in accordance with consulting contracts with four individuals for services.

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

      o 8.0 million shares valued at $290,000 for consulting services provided by D. Scott Elliot and Steve Green for merger and acquisition services.

      May 2004 and June 2004

      o The Company issued 1,428,571 shares of its common stock with an assigned aggregate fair market value of $50,000 to an unrelated attorney for legal services rendered.

      o The Company issued 4,500,000 shares of its common stock with an assigned aggregate fair market value of $80,000 to an unrelated attorney for legal services rendered.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


13.   STOCKHOLDERS' DEFICIT (continued)

      o The Company issued 1,661,266 shares of its common stock with an assigned aggregate fair market value of $54,140 to unrelated individuals for various services rendered.

      o The Company issued 3,000,000 shares of its common stock with an assigned aggregate fair market value of $30,000 to two unrelated individuals in retention of SEC filing services over the subsequent twelve-month period.

      o The Company issued 5,870,275 shares of its common stock with an assigned aggregate fair market value of $65,072 to an unrelated individual in retention of a 2 year facilities lease for the acquired Synosphere operations.

      August 2004 and September 2004

      o The Company cancelled and received back 5,870,275 shares of its common stock with an assigned aggregate fair market value of $65,072 from an unrelated individual. The shares were originally issued in retention of a two year facilities lease for the acquired Synosphere operations. The lease deposit and monthly payments were instead paid in cash.

      o The Company issued 6,146,123 shares of its common stock with an assigned aggregate fair market value of $42,000 to Greg Sichenzia for legal services provided.

      Common stock Issued for Services Received and In Settlement of Liabilities (Continued)

      o The Company issued 3,687,699 shares of its common stock with an assigned aggregate fair market value of $13,340 as additional payment to one member of Synosphere, LLC for purchase of their interests.

      o The Company issued 6,000,000 shares of its common stock with an assigned aggregate fair market value of $24,600 to two unrelated individuals for marketing services provided.

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

      May 2004

      o The Company issued 8,447,278 shares of its common stock with an assigned fair market value of $375,000 to officers of its wholly-owned subsidiary, Synosphere in accordance with their respective employment contracts.

      August 2004

      o The Company issued 11,508,081 shares of its common stock with an assigned aggregate fair value of $87,079 to non-officer employees in payment of signing bonuses to new employees and performance bonuses to employees of Synosphere.

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

      December 2003

      o Options valued at $60,000 to purchase 50 million shares of common stock (at a 15% discount form market, as defined) were issued to Jeffrey Firestone for providing legal counsel on International issues in mergers and acquisitions.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


13.   STOCKHOLDERS' DEFICIT (continued)

      January 2004

      o Options valued at $4,450,00 to purchase 100 million shares of common stock (at a 50% discount from market, as defined) were issued to Pangea Investments GmbH for consulting and acquisition services in Europe and Israel. Sam Elimalech, an officer of Enterprise Capital AG, is also a member of Pangea Investments GmbH.

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

      o Options valued at $91,000 to purchase 10,000,000 shares of common stock (at a 15% discount from market, as defined) to Jeffrey Firestone for providing legal counsel on International issues in mergers and acquisitions. Options to purchase 10,000,000 shares were exercised in May 2004 resulting in the receipt of approximately $128,000.

      The Company has valued the options granted using the Black-Scholes stock option pricing model. The total fair value of the options granted during fiscal 2004 was $6,969,187. Based on the uncertainty of any future value of these agreements, the Company expensed the value of the options in fiscal 2004.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


13.   STOCKHOLDERS' DEFICIT (continued)

      Beneficial Conversion Feature of Debentures Issued

      The Company recorded $-0- and $1,379,077 in additional paid-in capital during fiscal years 2004 and 2003, respectively, in recognition of the fair value attributable to the non-detachable conversion features of debentures issued whereby the stated conversion price reflected a discount from the then prevailing market price of the Company's common stock.

      Common Stock Issued Upon Conversion of Debentures and Accrued Interest Thereon

      The Company issued 1,479,530,624 and 270,977,456 common shares during fiscal years 2004 and 2003, respectively, to honor conversion elections by certain debenture holders of related principal and accrued interest thereon.

      Stock Options and Warrants

      In connection with its original issuance of debentures to KCM, the Company granted KCM detachable warrants entitling it to subsequently purchase over a five-year period 371,667 shares of the Company's common stock at exercise prices ranging from $0.21 to $0.42 per share. These warrants remained unexercised as of October 31, 2004.

      In connection with the April 2001 issuance of debentures to Laurus, the Company granted Laurus detachable warrants entitling it to subsequently purchase over a five year period 150,000 shares of the Company's common stock at an exercise price equal to the lesser of (i ) $1.23 per common shares or (ii) the average of the three lowest closing bid prices over any subsequent ten successive trading days. In connection with the July 2001 issuance of debentures, the Company granted Laurus detachable warrants entitling it to subsequently purchase over a five year period 100,000 shares of the Company's common stock at an exercise price equal to the lesser of (i) $0.48 per common shares or (ii) 105% of the average of the three lowest closing bid prices over any subsequent ten successive trading days. In connection with the August 2001 issuance of debentures, the Company granted Laurus detachable warrants entitling it to subsequently purchase over a five year period 52,500 shares of the Company's common stock at an exercise price equal to the lesser of (i) $0.39 per common shares or (ii) 105% of the average of the three lowest closing bid prices over any subsequent ten successive trading days. In connection with the October 2001 issuance of debentures, the Company granted Laurus detachable warrants entitling it to subsequently purchase over a five year period 35,000 shares of the Company's common stock at an exercise price equal to the lesser of ( i ) $0.26 per common shares of ( ii ) 105% of the average of the three lowest closing bid prices over any subsequent ten successive trading days. These warrants remained unexercised as of October 31, 2004.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.   ACQUISITION OF SYNOSPHERE, LLC

      On January 20, 2004, the Company acquired all of the outstanding membership interest in Synosphere, a Texas-based limited liability development-stage company pursuing the development of certain hand-held computer technologies, in exchange for 30.0 million shares of its common stock with an aggregate value of $1,200,000 based on the immediately preceding closing bid price of its common stock. As the technological feasibility of each of the acquired technologies had yet to be fully established as of the acquisition date, the $1,200,000 purchase price was immediately reflected within the Company's results of operations for its fiscal 2004 first quarter ended January 31, 2004.

      A subsequent addendum to the acquisition agreement underlying the Company's acquisition of Synosphere permitted certain of Synosphere's former membership interest holders to elect to receive a cash payment instead of shares of the Company's common stock. Through October 31, 2004, the Company had paid $18,833 in cash and issued 29,033,417 shares of its common stock to former membership interest holders in Synosphere. At October 31, 2004, the Company had reserved 495,750 shares of its common stock for potential issuance to those former membership interest holders in Synosphere who had not yet made an election.


15.   ASSET IMPAIRMENTS

      Inventory Deposit

      During its fiscal 2004 second quarter ended April 30, 2004, the Company placed an initial purchase order with Enterprise Capital AG (hereinafter, "Enterprise") for a new virtual keyboard product and remitted a required $400,000 deposit. When Enterprise subsequently failed to deliver such keyboards, the Company filed a lawsuit in Israel on June 23, 2004 against Enterprise for breach of contract and demanding that the deposit be immediately returned. However, given significant uncertainties regarding the Company's ultimate ability to recover this deposit, management deemed this asset as impaired and wrote-off the $400,000 balance in its entirety during the Company's fiscal 2004 third quarter ended July 31, 2004.

      Tooling and Intellectual Property Rights

      During the Company's fiscal 2004 third quarter ended July 31, 2004, Ttools, Inc., the licensor and vendor of the Company's XELA keyboard product, filed a lawsuit against the Company asserting breach of contract. As a result of such lawsuit, the Company's management deemed the underlying tooling and intellectual property rights as impaired and wrote-off the then unamortized balance of $52,281 in its entirety during the Company's fiscal 2004 third quarter. Previously, during its fiscal 2003 fourth quarter ended October 31, 2003, the Company's management had downwardly revised its estimate of the cash flows to be derived from future sales of the XELA Keyboard given lower than anticipated historical sales. As a result, the Company recognized a correspondingly $125,000 impairment charge to write-down the underlying intellectual property rights and related tooling. The direct costs previously incurred by the Company in acquiring the intellectual property rights had been capitalized and were being subsequently amortized into operating results on a straight-line basis over an estimated useful life of three years.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


15.   ASSET IMPAIRMENTS (continued)

      Tooling and Intellectual Property Rights (continued)

      On July 20, 2004, the Company entered into a three-year agreement with Virtual Devices, Inc. ("VDI") pursuant to which the Company would be licensed to use certain patented technologies of VDI applicable to handheld computing devices. The agreement required the Company to make an initial $300,000 cash payment, of which the Company was only able to subsequently remit $200,000 given its cash constraints. The agreement further stipulated that, if and when, the Company and VDI mutually agreed upon certain performance criteria in a written addendum, the Company would then be required to (i) make two $250,000 installment payments and (ii) at its election, to provide VDI with either $200,000 in cash or equivalent services to support related engineering activities. In the absence of a written termination election by either party, the above licensing agreement will automatically renew annually. As of October 31, 2004, the Company remained unable to remit the $100,000 balance of required initial payment given its cash constraints and the Company and VDI had yet to reach mutually acceptable performance criteria. Given such, the Company's management deemed the licensed intellectual property rights to be impaired and wrote-off the $200,000 unamortized balance in its entirety during the Company's fiscal 2004 fourth quarter.


16.   DISPUTE SETTLEMENTS

      As a result of Enterprise's failure to deliver the new virtual keyboard product to the Company, as previously discussed in Note 13 above, the Company was correspondingly unable to fulfill a delivery obligation to a major retailer. As Mad Dog Multimedia, Inc. (hereinafter, "Mad Dog"), a sales intermediary, purportedly was assessed a $100,000 non-performance penalty by the retailer, the Company became obligated under an indemnification clause to reimburse Mad Dog for such penalty. In recognition of such, the Company recorded a related $100,000 settlement accrual during its fiscal 2004 third quarter ended July 31, 2004. As of October 31, 2004, the Company remained unable given its cash constraints to remit the $100,000 payment due to Mad Dog.

      In March 2004, Cable & Wireless, plc (hereinafter, "C&W") filed a lawsuit against the Company asserting breach of contract and damages aggregating $103,042 in connection with its providing of connectivity services for a previously discontinued line of business. In August 2004, the Company and C&W reached a settlement for $19,336 to be paid by the Company in three equal installments on September 15, October 15 and November 15, 2004, respectively. As the Company has been subsequently unable to make the required installment payments, the above matter is being renegotiated by the Company and C&W. As the Company's management believes that the above matter will ultimately be settled for a comparable amount, the Company maintains a related $20,000 settlement accrual at October 31, 2004.

      In March 2004, Synnex Corporation (hereinafter, "Synnex"), a wholesale distributor, advised the Company of its desire to return approximately $32,000 of merchandise that it had previously purchased during fiscal 2003. When the Company and Synnex could not mutually agree to terms,

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


16.   DISPUTE SETTLEMENTS (continued)

      including an appropriate restocking penalty, Synnex indicated its intent to exercise an arbitration provision within its purchase agreement with the Company. Prior to the commencement of the arbitration proceeding, the Company and Synnex reached a verbal settlement whereby Synnex agreed to retain the merchandise in exchange for a $7,500 payment by the Company. The Company correspondingly recorded a $7,500 settlement accrual during its fiscal 2004 fourth quarter ended October 31, 2004. The Company awaits the written agreement from Synnex's legal counsel formally documenting the agreed-upon settlement.


17.   LOSS CONTINGENCIES

      In May 2004, Ttools, LLC (hereinafter, "Ttools"), the supplier of the Company's XELA keyboard product, filed a lawsuit against the Company asserting breach of contract, conversion, and unjust enrichment and $70,558 in damages, plus interest and legal fees. The Company has counter-claimed asserting misrepresentations by Ttools. The Company's management believes that the case is without merit and does not believe that the ultimate outcome of this matter will have a material impact on the Company's consolidated financial statements.

      The Company remains liable to the U.S. Internal Revenue Service ("IRS") for approximately $65,000 in unpaid payroll taxes, and subsequently assessed interest, for certain periods through its fiscal 1999 first quarter. The Company continues to maintain an accrual for this liability in its consolidated financial statements. It is the Company's intent to seek a reduced settlement of this liability with the IRS, if and when, it has sufficient cash so as to enable it to honor any settlement. As of October 31, 2004, the IRS had not yet assessed, nor has the Company accrued for, any related penalties.

      The United States Securities and Exchange Commission (hereinafter, "SEC") currently is conducting a formal investigation into certain specific matters that may constitute potential violations by the Company, and/or its officers, directors, employees, and others, of the federal securities laws. The Company believes that it and its officers, directors and employees have fully cooperated with the SEC in its investigation to date. The Company will publicly disclose the specific nature of any resulting SEC allegations(s) if and when they become fully known, subject to any SEC mandated confidentiality and as permitted by applicable federal securities laws.

      With respect to the preceding SEC investigation, it should be noted that Kenneth W. Schilling, the Company's Chairman, Chief Executive Officer and President, remains the subject to a Cease and Desist Order from the SEC. The cease and desist order constituted part of a negotiated settlement between Mr. Schilling and the SEC that was formally entered into on February 28, 2001 pursuant to which Mr. Schilling, without admitting or denying the SEC's allegations against him, agreed to the entry of an Order enjoining him from violating Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10-b5 thereunder, and ordering him to pay a civil penalty of $20,000. In a related action, the Company, without admitting or denying any of the SEC's findings, consented to

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


17.   LOSS CONTINGENCIES (continued)

      a cease-and-desist order enjoining it from committing or causing any violation or any future violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10-b5 thereunder. The underlying SEC Complaint alleged that Mr. Schilling provided false financial projections to a purported analyst for research reports recommending the purchase of the Company's common stock. The Complaint also stated that from February 1999 through June 1999, Mr. Schilling placed seventeen press releases on the Company's corporate website which contained direct hyperlinks to the analyst reports and, as late as February 2000, the Company maintained press releases on its corporate website which referenced and contained hyperlinks to the analyst reports. The SEC further alleged that in a February 19, 1999 press release, the Company characterized the analyst as "independent" even though the Company, through its then investor relations firm, had agreed to pay the analyst 200,000 shares of its common stock for the report. The SEC found that Mr. Schilling had reviewed and approved the press releases posted on the Company's corporate website. The SEC also alleged that the false financial projections which appeared on the Internet fueled a rise in both the price and the trading volume of the Company's common stock

      The Company, including its subsidiaries, is periodically involved in litigation and administrative proceedings primarily arising in the normal course of its business. In the opinion of management, the Company's gross liability, if any, and without any consideration given to the availability of indemnification or insurance coverage, under any pending or existing litigation or administrative proceedings, other than those separately addressed above, would not have a material adverse impact upon the Company's financial statements.


18.   INTEREST AND MISCELLANEOUS INCOME

      Interest and miscellaneous income consist of the following:

                                                 Fiscal Year    Fiscal Year
                                                    Ended          Ended
                                                 October 31,    October 31,
                                                    2004           2003
                                                ------------   ------------

      Interest income                           $         96   $         --
      Gains on settlements of
         obligations to vendors                       22,821         85,733
      Gains on settlements of
         debenture obligations                       232,583             --
      Other miscellaneous income                                      2,891
                                                ------------   ------------

      Total interest and miscellaneous income   $    255,500   $     88,624
                                                ============   ============

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


18.   INTEREST AND MISCELLANEOUS INCOME (continued)

      During fiscal 2004, statutes of limitations passed thereby prohibiting certain former vendors of the Company from further pursuing the collection of $22,821 in aggregate obligations. As a result, the Company recognized a corresponding gain.

      During fiscal 2004, certain debenture holders forgave $232,583 in principal and accrued interest in connection with conversions into shares of the Company's common stock. As a result, the Company recognized a corresponding gain.


19.   INTEREST AND FINANCING EXPENSES

                                               Fiscal Year    Fiscal Year
                                                  Ended          Ended
                                               October 31,    October 31,
                                                  2004           2003
                                              ------------   ------------
      Interest expense                        $    211,328   $    353,516
      Beneficial conversion features
         of debentures issued                           --      1,379,077
                                              ------------   ------------

      Total interest and financing expenses   $    211,328   $  1,732,593
                                              ============   ============

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


20.   COMMITMENTS

      Operating Leases

      The Company leases its corporate facilities as well as a piece of office equipment under noncancellable operating leases with monthly payments of $2,823 and $716, respectively. The Company's wholly-owned subsidiary, Synosphere, leases its facility in Austin, Texas under a two year lease agreement beginning August 1, 2004 with monthly payments of approximately $2,500. The Company incurred aggregate rent expense under its operating leases of $68,095 and $43,625 during fiscal years 2004 and 2003, respectively.

      The future aggregate minimum lease payments under operating lease agreements in existence at October 31, 2004 are as follows:

Fiscal years ending October 31,
-------------------------------
      2005                                     $     70,000
      2006                                           33,200
      2007                                              700
      2008                                               --
      2009                                               --
                                               ------------

      Total minimum operating lease payments   $    103,900
                                               ============


      Officer's Compensation - iBIZ Technology Corp.

      As of October 31, 2004, the Company has employment agreements with two of its corporate officers. The contracts are for three years beginning July 2001 and provide for the following:

      1.    Salaries from $150,000 to $125,000 for each officer.

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

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20.   COMMITMENTS (CONTINUED)

      Officers' Compensation - Synosphere, Inc.

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

21.   CANCELLATION OF PREVIOUSLY PROPOSED SPIN-OFF OF IBIZ, INC.

      The Company continues to conduct substantially all of its operations through iBIZ, Inc., a wholly-owned subsidiary. On July 20, 2003, the Company's Board of Directors and a majority of its stockholders approved a proposed spin-off of iBIZ, Inc. as a stand-alone, separately-reporting public company. The proposed spin-off of iBIZ, Inc. was intended to facilitate a contemplated, although not legally consummated, transaction pursued with Enterprise Capital AG ("Enterprise"), an investment banking firm headquartered in Switzerland. Prior to any legal consummation of the contemplated transaction with Enterprise, all of the then assets and liabilities of iBIZ, Inc. would have reverted back to the Company. As a result, iBIZ, Inc. would, in effect, have become a legal public shell company. In September, the Company abandoned its efforts to spin-off iBIZ, Inc. due to problems encountered with Enterprise.

22.   FOURTH QUARTER ADJUSTMENTS

      The Company recorded certain adjustments in the fourth quarter that related to events or transactions in earlier fiscal quarters in 2004. The following schedule summarizes the adjustments and the revised results of operations in the applicable quarters:

--------------------------------------------------------------------------------------------------------------
                                                          January 31, 2004     April 30, 2004    July 31, 2004
--------------------------------------------------------------------------------------------------------------
      Net Loss, as previously reported                         $ (6,347,497)   $ (2,609,027)   $ (2,230,301)
      Fourth quarter adjustments:

         Correction of amortization of consulting fees              (62,015)       (119,301)        (25,910)
         Impairment of License Agreement                                                           (200,000)

         Dispute settlements                                        (20,000)         (7,500)

         Other adjustments                                          (55,596)        (30,850)        (17,150)
--------------------------------------------------------------------------------------------------------------
      Total fourth quarter adjustments                             (137,611)       (157,651)       (243,060)
--------------------------------------------------------------------------------------------------------------
      Net Loss, as adjusted                                    $ (6,485,108)   $ (2,766,678)   $ (2,473,361)
--------------------------------------------------------------------------------------------------------------

      Net Loss per share, as previously reported               $       0.00    $       0.00    $       0.00
      Effect of adjustments                                    $       0.00    $       0.00    $       0.00
--------------------------------------------------------------------------------------------------------------
      Net Loss per share, as adjusted                          $       0.00    $       0.00    $       0.00
--------------------------------------------------------------------------------------------------------------

23.   SUBSEQUENT EVENTS (UNAUDITED)

      On December 7, 2004, the Company reached an agreement with the remaining debenture holders and converted the outstanding principal balance of $863,675 and accrued interest of $254,900 into 400,000,000 shares of the Company's common stock. As a result of this agreement, the Company will record a total of $390,086 benefit from the settlement of the debt during the first quarter of fiscal 2005.

      During December 2004, Pangea Investments GmbH returned 75 million shares to the Company that were originally issued to an escrow account in connection with the original option to purchase 100 million shares for services issued in January 2004 (see Note 13).

      On February 18, 2005, the Company closed a transaction pursuant to a Subscription Agreement, dated as of February 18, 2005, with an accredited investor pursuant to which the accredited investor lent an aggregate principal amount of $200,000 to the Company in exchange for (i) 8% promissory note in that aggregate principal amount, and (ii) warrants to purchase shares of the Company's common stock equal to one warrant for each share of its common stock which would be issued on the closing date of the loan assuming the complete conversion of the promissory note. An additional $500,000 has been committed, subject to the filing of a registration agreement.

      Additional stock issuances after October 31, 2004:

      o 2,566,667 shares of common stock where issued to an individual in exchange for $7,000 of accounts payable.
      o 75,000,000 shares of common stock were issued to an individual under a private placement. The Company received approximately $90,000 in cash.
      o 75,000,000 shares of common stock were issued to an individual under the exercise of an option. The Company received approximately $293,000 in cash.
      o 2,806,400 shares of common stock were issued in exchange for $14,032 of accrued interest.
      o 44,744,275 shares of common stock were issued to an individual for legal services rendered; value $25,372.
      o 45,749,741 shares of common stock were issued to an individual for legal services rendered; value $110,600.
      o     1,087,193 shares of common stock were issued to an individual for expenses incurred on behalf of the Company; value $2,500.
      o     113,786,170 shares of common stock were issued to two officers of
            Synosphere for the quarterly bonuses called for in their employment contracts; value $250,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8A. CONTROLS AND PROCEDURES

As of October 31, 2004, an evaluation was performed by Kenneth W. Schilling, our President, Chief Executive Officer and Chairman of our Board of Directors, and our current Acting Chief Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, Mr. Schilling concluded that our disclosure controls and procedures were effective as of October 31, 2004. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to October 31, 2004.

ITEM 8B.  OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


NAME                    AGE     POSITION
----                    ---     --------
Kenneth W. Schilling    53      President, Chief Executive Officer, Acting
                                Principal Accounting and Financial Officer,
                                Chairman of Board of Directors

Mark Perkins            41      Executive Vice President and Director


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

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Ethics by filing a Current Report on Form 8-K with the SEC, disclosing such information.

Committees of the Board of Directors

As of October 31, 2004, we do not have any committees of our board of directors.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT, AS AMENDED.

Based solely upon our review of copies of Forms 3, 4 and 5, and any subsequent amendments thereto, furnished to the Company by our directors, officers and beneficial owners of more than ten percent of our common stock, we areaware of the following Forms 3, 4 and/or 5 which certain of our directors, officers or beneficial owners of more than ten percent of our common stock that, during our fiscal year ended October 31, 2004, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934:

      o Forms 4 filed by Mark H. Perkins, the Company's Executive Vice President and director, on (i) January 8, 2004; (ii) January 20, 2004; (iii) February 19, 2004; (iv) March 10, 2004; (v) April 1,
            2004; and (vi) August 3, 2004.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth certain compensation paid or accrued by us to certain of our executive officers during our fiscal years ended October 31, 2004, 2003 and 2002.

                           SUMMARY COMPENSATION TABLE


                                                                          Other
                                                           Annual      Restricted      Options       LTIP
  Name & Principal                Salary       Bonus       Compen-        Stock          SARs       Payouts      All Other
      Position          Year        ($)         ($)      sation ($)    Awards ($)       (#)(1)        ($)      Compen-sation
--------------------- --------- ------------ ----------- ------------ -------------- ----------- ------------ --------------
Kenneth W. Schilling,   2004    150,000.00        0            0             0.00            0            0             0
President, CEO,         2003    175,000.00        0            0       523,652.39(1)         0            0             0
Acting Principal        2002     68,750.00        0            0        57,691.82(2)         0            0             0
Accounting Officer,
and Director
--------------------- --------- ------------ ----------- ------------ -------------- ----------- ------------ --------------
Mark H. Perkins,        2004    125,000.00        0            0             0.00            0            0             0
Executive Vice          2003    150,000.00        0            0       521,634.65(3)         0            0             0
President, Director     2002     69,791.69        0            0        57,021.48(4)         0            0             0
--------------------- --------- ------------ ----------- ------------ -------------- ----------- ------------ --------------

(1) Represents 272,083,624 shares issued at an average price of $0.002 during fiscal year 2003.

      t 0 6 (2) Represents 57,691,823 restricted shares issued at the market price of $0.001 on August 22, 2002.

(3) Represents 271,390,292 shares issued at an average price of $0.002 during fiscal year 2003.

(4) Represents 57,021,476 restricted shares issued at the market price of $0.001 on August 22, 2002.

OPTIONS/SAR GRANTS IN THE LAST FISCAL YEAR

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director during our fiscal year ended October 31, 2004.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

No individual exercises of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made by executive officer or any director during our fiscal year ended October 31, 2004.

LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

We had no long-term incentive plans and made no stock awards during our fiscal year ended October 31, 2004.

EMPLOYMENT AGREEMENTS

We have employment agreements with Kenneth Schilling and Mark Perkins which became effective July 1, 2001 and expired as of June 30, 2004. We intend to enter into new employment agreements with Messrs. Schilling and Perkins during the 2005 fiscal year. Mr. Schilling's previous contract provided for an annual salary of $150,000, quarterly performance bonuses equal to one percent of our total revenues, and the granting of an option allowing for his subsequent purchase of 300,000 shares of our common stock at $0.20 per share. Mr. Perkin's previous contract provided for an annual salary of $125,000, quarterly performance bonuses equal to one percent of our total revenues, and the granting of an option allowing for his subsequent purchase of 120,000 shares of our common stock at $0.20 per share. Each stock option vested immediately and is exercisable for a period of ten years.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT.

As of March 9, 2005, there were 3,725,160,822 shares of common stock, par value $0.001 outstanding. The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 7, 2005:

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


                                                   Amount of
                  Name and Address                 Beneficial       Percent of
Title of Class    of Beneficial Owner              Ownership (1)    Class
--------------    ----------------------------     ---------------  -----------
Common Stock      Kenneth W. Schilling             257,737,722       6.92%
                  2238 West Lone Cactus Drive
                  Suite 200
                  Phoenix, Arizona 85021

Common Stock      Mark H. Perkins                  235,831,298       6.33%
                  2238 West Lone Cactus Drive
                  Suite 200
                  Phoenix, Arizona 85021

Common Stock      Shares of all directors and      493,569,020       13.25%
                  executive officers as a
                  group (2 persons)


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

iBIZ did not file a Form 8-K for during its fiscal fourth quarter ended October 31, 2004.


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

(11) Incorporated by reference from iBiz's Form SB-2, File No. 333-63808, filed with the SEC on June 25, 2001.

(12) Incorporated by reference from iBiz's Form SB-2, File No. 333-74496, filed with the SEC on December 4, 2001.

(13) Incorporated by reference from iBiz's Form SB-2, File No. 333-88274, filed with the SEC on May 15, 2002.

(14) Incorporated by reference from iBiz's Form SB-2, File No. 333-100450, filed with the SEC on October 9, 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements and for the reviews of the financial statements included in our annual report on Form 10-KSB and 10-QSBs respectively, and for other services normally provided in connection with statutory filings were $68,794 and $42,639, respectively, for the years ended October 31, 2004 and October 31, 2003.

Audit-Related Fees

We incurred fees of $67,788 and $4,950, respectively, for the years ended October 31, 2004 and October 31, 2003 for professional services rendered by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and not included in "Audit Fees."

Tax Fees

The aggregate fees billed by our auditors for tax compliance matters were $0 for the fiscal years ended October 31, 2004 and October 31, 2003.

All Other Fees

We did not incur any fees for other professional services rendered by our independent auditors during the years ended October 31, 2004 and October 31, 2003.

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

                                          March 14, 2005

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

                                          March 14, 2005

                By: /s/ Mark H. Perkins
                ----------------------------------------
                    Mark H. Perkins, Vice President of
                    Operations, Director

                                          March 14, 2005