Form 10QSB
period 2005-01-31
IBIZ TECHNOLOGY CORP
filed 2005-04-26
CIK 1079893

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL QUARTER ENDED JANUARY 31, 2005

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

            2238 West Lone Cactus Drive, #200, Phoenix, Arizona 85021
            ---------------------------------------------------------
                    (Address of principal executive offices)

                                 (623) 492-9200
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES |X| NO |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 21, 2005, the registrant had 3,745,160,822shares of its $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format: YES |_| NO |X|
                              iBIZ TECHNOLOGY CORP.

                                    INDEX TO
                         QUARTERLY REPORT ON FORM 10-QSB
                  FOR THE FISCAL QUARTER ENDED JANUARY 31, 2005


PART I.  FINANCIAL INFORMATION                                                      Page
                                                                                    ----
ITEM 1.  INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    Condensed Consolidated Balance Sheets as of January 31, 2005 (Unaudited) .......F-1

    Condensed Consolidated Statements of Loss for the Three Months Ended
        January 31, 2005 and January 31, 2004 (Unaudited)...........................F-2

    Condensed Consolidated Statement of Changes in Stockholders' Deficit for the
        Three Months Ended January 31, 2005 (Unaudited).............................F-4

    Condensed Consolidated Statements of Cash Flows for the Three Months Ended
         January 31, 2005 and January 31, 2004 (Unaudited)..........................F-6

    Notes to Interim Condensed Consolidated Financial Statements (Unaudited)........F-8

ITEM 2.  OUR MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION................3

ITEM 3.  OUR CONTROLS AND PROCEDURES..................................................8


PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS............................................................8

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS..................9

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.............................................10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................10

ITEM 5.  OTHER INFORMATION...........................................................10

ITEM 6.  EXHIBITS....................................................................10

SIGNATURES...........................................................................11

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                               January 31,
                                                                  2005
                                                              ------------


Current Assets:
   Cash                                                       $      6,954
   Accounts receivable, net                                         14,350
   Inventories, net                                                 14,708
   Prepaid expenses                                                 25,416
                                                              ------------

Total Current Assets                                                61,428

Property and equipment, net                                         40,648
                                                              ------------

Total Assets                                                  $    102,076
                                                              ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Accounts payable                                           $    979,172
   Accrued liabilities                                           1,139,831
   Notes payable-related parties                                    50,000
   Advances from officers                                          125,000
                                                              ------------

Total Current Liabilities                                        2,294,003
                                                              ------------

Commitments and Contingencies

Stockholders' Deficit:
   Preferred stock, $.001 par value; 50,000,000 shares
       authorized; none issued or outstanding                           --
   Common stock, $.001 par value; 5,000,000,000 shares
       authorized; issued and outstanding 3,681,505,719          3,681,505
   Additional paid-in capital                                   32,855,010
   Accumulated deficit                                         (38,728,442)
                                                              ------------

Total Stockholders' Deficit                                     (2,191,927)
                                                              ------------

Total Liabilities and Stockholders' Deficit                   $    102,076
                                                              ============


The accompanying notes are an integral part of these consolidated financial statements.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF LOSS

                                                             Three Months    Three Months
                                                                 Ended          Ended
                                                              January 31,    January 31,
                                                                 2005             2004
                                                             ------------    ------------

Revenues:
    Net product sales                                        $     37,597    $    152,216
    Maintenance services                                               --           9,733
                                                             ------------    ------------

Total revenues                                                     37,597         161,949
                                                             ------------    ------------
Cost of revenues:
    Cost of product sales                                          48,458         113,038
    Cost of maintenance services                                       --           8,707
                                                             ------------    ------------

Total cost of revenues                                             48,458         121,745
                                                             ------------    ------------

Gross income (loss)                                               (10,861)         40,204
                                                             ------------    ------------

Operating expenses:
    Selling, general and administrative expenses,
          excluding those items separately disclosed below        665,744         380,149
    Research and development                                           --              --
    Acquired in process research and development                       --       1,200,000
    Consulting fees paid-in stock options                              --       4,770,000
                                                             ------------    ------------
Total operating expenses                                          665,744       6,350,149
                                                             ------------    ------------

Loss from operations                                             (676,605)     (6,309,945)
                                                             ------------    ------------

Non-operating income (expenses):
    Miscellaneous income                                          394,906          64,728
    Interest and miscellaneous expense                           (259,236)       (102,280)
                                                             ------------    ------------

Total non-operating income (expense), net                         135,670         (37,552)
                                                             ------------    ------------

Loss before provision from income taxes                          (540,935)     (6,347,497)
Provision for income taxes                                             --              --
                                                             ------------    ------------

Net loss                                                     $   (540,935)   $ (6,347,497)
                                                             ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF LOSS (continued)

                                                   Three Months         Three Months
                                                      Ended                Ended
                                                    January 31,          January 31,
                                                       2005                  2004

Net loss per common share - basic and diluted   $            (0.00)  $            (0.00)
                                                ==================   ==================

Weighted average number of common shares
   outstanding - basic and diluted                   3,455,265,164        1,405,453,312
                                                ==================   ==================


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT


                                                                                          Common Stock
                                                      Common Stock                        To Be Issued
                                            --------------------------------    --------------------------------
                                                Shares            Amount            Shares            Amount
                                            --------------    --------------    --------------    --------------

Balances as of October 31, 2004              3,030,370,376    $    3,030,370           495,750    $       19,830
Common stock issued for cash
  in private placement                          75,000,000            75,000                --                --
Common stock issued upon
  exercise of options                           75,000,000            75,000                --                --
Common stock issued for services received
  and in settlement of liabilities              58,455,580            58,456                --                --
Common stock issued to employees
  as bonuses and wages                         114,873,363           114,873                --                --
Common stock issued upon conversion
  of debentures and accrued interest           402,806,400           402,806                --                --
Cash payments to Synosphere, LLC
  members in lieu of stock                              --                --          (495,750)          (19,830)
Cancellation of note receivable                (75,000,000)          (75,000)               --                --
Net loss                                                --                --                --                --
                                            --------------    --------------    --------------    --------------

Balance, January 31, 2005                    3,681,505,719    $    3,681,505                --    $           --
                                            ==============    ==============    ==============    ==============



                     The accompanying notes are an integral
                part of these consolidated financial statements.

 Additional
   Paid in          Note        Accumulated
   Capital       Receivable       Deficit           Total
------------    ------------    ------------    ------------

$ 32,888,872    $ (1,125,010)   $(38,187,507)   $ (3,373,445)

          --              --              --          75,000

     218,000              --              --         293,000

     228,688              --              --         287,144

     229,747              --              --         344,620

     339,713              --              --         742,519

          --              --              --         (19,830)
  (1,050,010)      1,125,010              --              --
          --              --        (540,935)       (540,935)
------------    ------------    ------------    ------------

$ 32,855,010    $         --    $(38,728,442)   $ (2,191,927)
============    ============    ============    ============





                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  Three Months    Three Months
                                                                                      Ended           Ended
                                                                                   January 31,     January 31,
                                                                                      2005             2004
                                                                                  ------------    ------------

Cash flows from operating activities:
    Net loss                                                                      $   (540,935)   $ (6,347,497)
    Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation of property and equipment and
            amortization of intellectual property rights                                 2,110          24,527
          Provision for sales returns, rebates and
             doubtful accounts                                                           6,227           3,100
          Acquired in process research and development                                      --       1,200,000
          Common stock issued for services received                                     78,219          45,698
          Common stock options issued for services received                                 --       4,770,000
          Gains on settlements of debenture obligations                               (394,906)        (62,728)
          Loss on debt settlements                                                     246,665              --
          Gain on disposal of fixed asset                                                   --          (2,000)
Net changes in operating assets and liabilities:
    Accounts receivable                                                                (20,577)         59,227
    Inventories                                                                         19,692         (18,386)
    Prepaid expenses                                                                    60,790           5,785
    Accounts payable and accrued liabilities                                           202,450        (158,710)
    Deposits                                                                             7,381              --
                                                                                  ------------    ------------
Net cash used in operating activities                                                 (332,884)       (480,984)
                                                                                  ------------    ------------

Cash flows from investing activities:
    Acquisition of Synosphere, LLC                                                     (19,830)             --
    Proceeds from the sale of fixed assets                                                  --           2,000
                                                                                  ------------    ------------
Net cash provided by (used in) investing activities                                    (19,830)          2,000
                                                                                  ------------    ------------

Cash flows from financing activities:
    Bank overdraft                                                                     (10,420)             --
    Proceeds from issuances of note payable                                                 --           9,990
    Proceeds from advances from officers                                                 2,000              --
    Proceeds from issuances of common stock                                             75,000              --
    Proceeds from exercise of stock options                                            293,000         734,423
    Principal payments on notes payable                                                     --          (4,920)
                                                                                  ------------    ------------

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


                                                                        Three Months   Three Months
                                                                            Ended         Ended
                                                                         January 31,   January 31,
                                                                            2005           2004
                                                                        ------------   ------------
Net cash provided by financing activities                               $    359,580   $    739,493
                                                                        ------------   ------------

Net increase in cash                                                           6,866        260,509

Cash at beginning of period                                                       88          2,140
                                                                        ------------   ------------

Cash at end of period                                                   $      6,954   $    262,649
                                                                        ============   ============

Supplemental schedule of cash activities:
   Interest paid in cash                                                $         --   $      9,987
   Taxes paid in cash                                                             --             --

Supplemental schedule of non-cash investing and financing activities:

   Debenture principal and accrued interest thereon
      converted to common stock                                         $  1,137,425   $  1,482,308
   Issuance of common stock for officers and other
      employees bonuses and wages                                            344,620        578,000
Issuance of common stock for services received
      and in settlement of liabilities                                       287,144        293,251
   Consulting fees paid with common stock options                                 --      4,770,000




                     The accompanying notes are an integral
                part of these consolidated financial statements.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

      As a result of its January 20, 2004 acquisition of Synosphere, LLC (hereinafter, "Synosphere"), iBIZ subsequently engaged in significant activities directed at, among other efforts, further developing certain of the acquired technologies. iBIZ currently conducts substantially all of its product research and development activities through Synosphere, as a wholly-owned subsidiary.

      Due to recent cash flow constraints, we vacated our Synosphere facility in February 2005 and we ceased further research and development activities. The employees of Synosphere consist only of its President and Vice President.

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

2. SIGNIFICANT UNCERTAINTY REGARDING THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN

      The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred substantial operating and net losses, as well as negative operating cash flows, in recent fiscal years. As a result, the Company had significant working capital and stockholders' deficits at January 31, 2005. Additionally, the Company has in recent years realized only limited sales from its PDA accessories which management primarily attributes to its continued inability to fund the marketing activities it believes are necessary to develop broad market awareness and acceptance of the Company's products. These factors, among others, indicate that the Company may be unable to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. SIGNIFICANT UNCERTAINTY REGARDING THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN (Continued)

      The Company's continuation as a going concern currently is dependent upon it timely procuring significant external debt and/or equity financing to fund its immediate and nearer-term operations, and subsequently realizing operating cash flows from sales of its products sufficient to sustain its longer-term operations and growth initiatives, including its desired marketing and product research and development initiatives. See Note 9 regarding activity subsequent to January 31, 2005.

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

      Preparation of Interim Condensed Consolidated Financial Statements

      These interim condensed consolidated financial statements for the periods ended January 31, 2005 and 2004 have been prepared by the Company's management, without audit, in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise noted) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the fiscal periods presented. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these interim consolidated financial statements pursuant to the SEC's rules and regulations, although the Company's management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial position, results of operations and cash flows for the interim periods disclosed herein are not necessarily indicative of future financial results. These interim condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10-KSB for the fiscal year ended October 31, 2004.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Inventories

      Inventories are stated at the lower of cost (determined principally by average cost) or market. The inventories are comprised of finished products at January 31, 2005.

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

      Gomogear.com - The Company acts as an agent or broker for the sales made through their website www.gomogear.com It does not take title to the products and has no risks or rewards of ownership from these products. Accordingly, the Company will report all sales on a net basis.

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

      Segment Reporting

      The Company's chief operating decision makers consist of members of senior management that work together to allocate resources to, and assess the performance of, the Company's business. Senior management currently manages the Company's business, assesses its performance, and allocates its resources as a single operating segment. To date, the Company's products and services have been principally marketed to customers residing within the United States of America. Net revenues realized from customers residing in other geographic markets were less than ten percent of consolidated net revenues in the three months ending January 31, 2005 and 2004, respectively.

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

4.    ACCRUED LIABILITIES

      Accrued liabilities consist of the following:

                                        Three Months
                                           Ended
                                         January 31,
                                            2005
                                         ----------

      Accrued wages                      $  596,368
      Accrued interest                       22,200
      Accrued bonuses                       125,000
      Accrued payroll and income taxes      213,108
      Accrued dispute settlements           127,500
      Accrued sales commissions              52,892
      Accrued royalties                       2,763
                                         ----------

      Total accrued liabilities          $1,139,831
                                         ==========

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


5.    NOTES PAYABLE-RELATED PARTIES

      During its fiscal 2004 fourth quarter, the Company received an aggregate of $50,000 in cash via its issuance of two notes payable. These notes are unsecured, accrue interest at a stated rate of 4.5% per annum and become due and payable upon demand.

6.    ADVANCES FROM OFFICERS

      During its fiscal 2004 fourth quarter, the Company received an aggregate of $123,000 in cash advances from its officers. An additional $2,000 was received during the three months ended January 31, 2005. These advances are unsecured, accrue interest at a stated rate of 4.5% per annum and become due and payable upon demand.

7.    STOCKHOLDERS' DEFICIT

      Common Stock Issued for Cash in Private Placement

      During November 2004, the Company issued an aggregate of 75,000,000 shares of its common stock to one unrelated individual in exchange for $75,000 in cash.

      Common Stock Issued for Upon the Exercise of Options

      During December 2004, the Company issued an aggregate of 75,000,000 shares of its common stock to D. Scott Elliott upon the exercise of options. The Company received cash in the amount of $293,000.

      Common Stock Issued for Services Received and in Settlement of Liabilities

      During November 2004, the Company issued an aggregate of 2,566,667 shares of its common stock, valued at $7,700, to one unrelated individual in settlement of $7,000 previously accrued. Accordingly, the Company recorded a $700 loss on debt settlement during the three months ended January 31, 2005.

      During December 2004, the Company issued an aggregate of 10,139,172 shares of its common stock, valued at $50,695, to Greg Sichenzia, the Company's securities counsel, for services received during the three month ended January 31, 2005, in the amount of $15,000. The Company has an agreement whereby its monthly legal services are satisfied through the issuance of common stock at a 50% discount from market, as defined. The excess of the fair market value of shares issued over the fees billed is recorded as a loss on settlement of debt. Accordingly, the Company recorded a $35,695 loss on settlement of debt during the three months ended January 31, 2005.

      During December 2004, the Company issued an aggregate of 45,749,741 shares of its common stock valued at $228,749 to Steven Thrasher, the Company's patent attorney. Of the amount issued, $56,885 was in settlement of amounts previously accrued and $53,715 was for services received during the three months ended January 31, 2005. Accordingly, the Company recorded a $118,149 loss on debt settlement during the three months ended January 31, 2005.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.    STOCKHOLDERS' DEFICIT (CONTINUED)

      Common Stock Issued to Employees for Bonuses and Wages

      During November 2004, the Company issued an aggregate of 1,087,193 shares of its common stock, valued at $3,262, to one employee in payment of a $2,500 bonus earned during the three months ended January 31, 2005. Accordingly, the Company recorded a $762 loss on debt settlement during the three months ended January 31, 2005.

      During November 2004, the Company issued an aggregate of 113,786,170 shares of its common stock, valued at $341,359, equally to Bryan Scott and Ramon Perales, key employees of the Company's wholly-owned subsidiary Synosphere, for contractual bonuses previously accrued in the amount of $250,000. The Company amended its original agreement to allow the issuance of common stock in lieu of bonuses. The shares are issued at a 50% discount from market, as defined, and the excess of the fair market value of shares issued over the accrued bonuses is recorded as a loss on settlement of debt. Accordingly, the Company recorded a $91,359 loss on settlement of debt in the three months ended January 31, 2005.

      Common Stock Issued Upon Conversion of Debentures and Accrued Interest

      During December 2004, the Company issued an aggregate of 2,806,400 shares of its common stock, valued at $14,032, to the AJW entities, previous holders of the Company's convertible debenture, for previously accrued interest. The full balance of the accrued interest was $18,850, accordingly the Company recorded a $4,818 gain on settlement of debenture obligation during the three months ended January 31, 2005.

      During December 2004, the Company reached an agreement with the remaining debenture holders, KCM, LLC and Laurus Master Fund, Ltd. and converted the outstanding principal balance of $863,675 and accrued interest of $254,900 into 400,000,000 shares of the Company's common stock. As a result of this agreement, the Company recorded a $390,088 gain on settlement of debenture obligation during the three months ended January 31, 2005.

      Cash Payments to Synosphere, LLC Members in Lieu of Stock

      During December 2004, the two remaining members of Synosphere, LLC, elected to receive cash payments in lieu of shares of the Company's common stock, as permitted in the addendum to the acquisition agreement dated January 2004. As a result, the Company paid a total of $19,830 in cash to the two unrelated individuals.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. INTEREST AND MISCELLANEOUS EXPENSE

      Interest and miscellaneous expense consist of the following:

                                                Three Months   Three Months
                                                    Ended          Ended
                                                 January 31,    January 31,
                                                    2005           2004
                                                ------------   ------------

      Loss on debt settlements                  $    246,665   $         --
      Interest expense                                12,571        102,280
                                                ------------   ------------

      Total interest and miscellaneous income   $    259,236   $    102,280
                                                ============   ============


      During the three months ended January 31, 2005, the Company paid certain services and liabilities through the issuance of the Company's common stock. The fair market value of the common stock issued was $254,165 greater than the amount of services and liabilities paid. As a result, the Company recognized a corresponding loss.

9.    SUBSEQUENT EVENTS

      Additional stock issuances after January 31, 2005

      8,752,540 shares of common stock were issued to Sichenzia Ross Friedman Ference, the Company's securities counsel, for legal services rendered and accrued during the three months ended January 31, 2005 with an aggregate fair market value of $26,258. An additional 40,889,650 shares of common stock were issued to Sichenzia Ross Friedman Ference for legal services rendered after January 31, 2005 with an aggregate fair market value of $99,428.

      Operating Lease Commitments

      On February 1, 2005, the Company signed a new lease for its existing corporate facilities. The lease is for a term of one year and calls for monthly rental payments of approximately $2,800 plus taxes.

      During February 2005, the Company's wholly-owned subisidary Synosphere, Inc., vacated its facility in Austin, Texas and terminated the operating lease on the property.

      On February 18, 2005, the Company closed a transaction pursuant to a Subscription Agreement, dated as of February 18, 2005, with an accredited investor pursuant to which the accredited investor lent an aggregate principal amount of $200,000 to the Company in exchange for (i) 8% promissory note in that aggregate principal amount, and (ii) warrants to purchase shares of the Company's common stock equal to one warrant for each share of its common stock which would be issued on the closing date of the loan assuming the complete conversion of the promissory note. Additional funding up to $500,000 has been committed, subject to the filing of a registration agreement.

                     IBIZ TECHNOLOGY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.    SUBSEQUENT EVENTS (CONTINUED)

      During February, 2005, the Company obtained operating loans from two employees, Bryan Scott and Ramon Perales of the Company's subsidiary Synosphere, in the amount of $26,500 each. The loans call for interest to accrue at the annual rate of 10% and are due in one lump sum payment April 2005. In connection with these loans, the Company granted both Bryan Scott and Ramon Perales warrants to purchase up to 5,200 shares of the Company's common stock, each, at the purchase price of $0.001 for ten years. The Company also agreed to reimburse Bryan Scott and Ramon Perales up to $2,500 in legal fees the employees incurred in the preparation of the loans and warrants.

      During April 2005, the Company obtained an operating loan from Mark Perkins, the Company's Vice President, in the amount of $25,299. The loan calls for interest to accrue at the annual rate of 10% and is due in one lump sum payment May 15, 2005. In connection with this loan, the Company granted Mr. Perkins warrants to purchase up to 5,200 shares of the Company's common stock at the purchase price of $0.001 for ten years. The Company also agreed to reimburse Mr. Perkins up to $2,500 in legal fees incurred in the preparation of the loan and warrant.

ITEM 2. OUR MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion includes certain forward-looking statements within the meaning of the safe harbor protections of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that include words such as "believe," "expect," "should," intend," "may," "anticipate," "likely," "contingent," "could," "may," or other future-oriented statements, are forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding our business plans, strategies and objectives, and, in particular, statements referring to our expectations regarding our ability to continue as a going concern, generate increased market awareness of, and demand for, our current products, realize profitability and positive cash flow, and timely obtain required financing. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. The forward-looking statements are based on our current expectations and what we believe are reasonable assumptions given our knowledge of the markets; however, our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors, within and beyond our control, that could cause or contribute to such differences include, among others, the following: those associated with our marketing of a relatively new PDA accessories for consumers in an evolving marketplace, consumer preferences, perceptions and receptiveness with respect to our PDA accessories, our critical capital raising efforts in an uncertain and volatile economical environment, our ability to maintain an existing relationships with critical customers and vendors, including related licensing and marketing arrangements, our cash-preservation and cost-containment efforts, our ability to retain key management personnel, our relative inexperience with advertising, our competition and the potential impact of technological advancements thereon, the impact of changing economic, political, and geo-political environments on our business, as well as those factors discussed elsewhere in this Form 10-QSB and in "Item 1 - Our Business," "Item 6 - Our Management's Discussion and Analysis," particularly the discussion under "Risk Factors - Substantial Doubt as to our Ability to Continue as a Going Concern" and elsewhere in our most recent Form 10-KSB for our fiscal year ended October 31, 2004, as amended, filed with the United States Securities and Exchange Commission. Readers are urged to carefully review and consider the various disclosures made by us in this report, in the aforementioned Form 10-KSB, as amended, and those detailed from time to time in our reports and filings with the United States Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that are likely to affect our business.

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

As a result of its January 20, 2004 acquisition of Synosphere, LLC (hereinafter, "Synosphere"), iBIZ subsequently engaged in significant activities directed at, among other efforts, further developing certain of the acquired technologies. iBIZ currently conducts substantially all of its product research and development activities through Synosphere, as a wholly-owned subsidiary.

With the exception of the aforementioned warranty-related technical support services, the only other services we performed during the periods reported herein were pursuant to maintenance agreements associated with our technical servicing and support of computer terminals and printers for financial institutions, which business we no longer actively market or pursue.

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

Acquisition of Synosphere - On January 20, 2004, we acquired all of the outstanding membership interests in Synosphere, a Texas-based limited liability company, pursuing the development of certain handheld computing technologies, in exchange for 30.0 million shares of our common stock. As the technological feasibility of each of the acquired technologies had yet to be fully established as of the acquisition date, the aggregate $1.2 million purchase price, based on the then prevailing market price of our common stock, was immediately reflected within our results of operations for our fiscal 2004 first quarter ended January 31, 2004. Subsequent to the acquisition, we engaged in significant activities directed at further developing certain of the acquired technologies. Due to recent cash flow constraints, we were forced to vacate our Synosphere facility in February 2005 and we ceased further research and development activities.

SIGNIFICANT UNCERTAINTY REGARDING THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred substantial operating and net losses, as well as negative operating cash flows, in recent fiscal years. As a result, the Company had significant working capital and stockholders' deficits at January 31, 2005. Additionally, the Company has in recent years realized only limited sales from its PDA accessories which management primarily attributes to its continued inability to fund the marketing activities it believes are necessary to develop broad market awareness and acceptance of the Company's products. These factors, among others, indicate that the Company may be unable to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern currently is dependent upon it timely procuring significant external debt and/or equity financing to fund its immediate and nearer-term operations, and subsequently realizing operating cash flows from sales of its products sufficient to sustain its longer-term operations and growth initiatives, including its desired marketing and product research and development initiatives.

                        OUR CRITICAL ACCOUNTING POLICIES

o Revenue Recognition for Product Sales and Related Allowances for Sales Returns and Rebates. In accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," we recognize a product sale, including related shipping and handling income, and the cost of the sale, upon product shipment provided that all material risks and rewards of ownership are concurrently transferred from us to our customer, collection of the related receivable by us is reasonably assured, and we are able to reliably estimate appropriate allowances for probable sales returns and rebates based on our relevant historical experience and future expectations. We unconditionally accept product returns during the initial thirty days following the date of sale. We periodically offer promotional rebates of a limited duration, typically one week, on certain product sales, for which we outsource the processing and tracking of related customer submissions. The periodic provisions made by us to establish and maintain appropriate allowances for sales returns and rebates are charged to our results of operations via offsets to our gross product sales. Actual sales returns and rebates realized by us are charged against the related allowances with any favorable or unfavorable experience, as compared to our preceding estimates, having a corresponding impact on our results of operations. Gomogear.com - The Company acts as an agent or broker for the sales made through their website www.gomogear.com It does not take title to the products and has no risks or rewards of ownership from these products. Accordingly, the Company will report all sales on a net basis.

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

Accounting Standards Adopted or Pending Adoption

The Company's required fiscal 2005 adoptions of recently issued accounting standards did not have any material impact upon its consolidated financial statements. Additionally, there are no recently issued accounting standards with pending adoptions that the Company's management currently anticipates will have any material impacts upon its consolidated financial statements.

                  OUR CONDENSED CONSOLIDATED STATEMENTS OF LOSS

Our consolidated total revenues for the three months ended January 31, 2005 were $37,597, a decrease of $124,352 or 77% as compared to the $161,949 experienced in the three months ended January 31, 2004. Our product sales constituted 100% of total revenues in the three months ended January 31, 2005 as compared to 94% of total revenues in the three months ended January 31, 2004. Our maintenance services, which constituted the balance of total revenues in the three months ended January 31, 2004 is a line of service we are no longer actively pursuing.

Our product sales for the three months ended January 31, 2005 were $37,597 as compared to $152,216 for the three months ended January 31, 2004. This decrease of $114,619 is the result of fewer sales to our customers plus lower sales prices on the units sold. In the three months ended January 31, 2005 we sold approximately 75% fewer Travel Kits at an average price that was approximately 15% less than what we sold in the three months ended January 31, 2004. Similarly, in the three months ended January 31, 2005 we sold approximately 80% and 90% fewer XELA Keyboards and KeySync Keyboards, respectively, at average prices that were approximately 45% and 25% less than what we sold in the three months ended January 31, 2004, respectively.

During the three months ended January 31, 2005 cost of product sales decreased $64,580 or 57% to $48,458 as compared to $113,038 during the three months ended January 31, 2004. Cost of product sales as a percentage of net product sales increased 55 percentage points from 74% in the three months ended January 31, 2004 to 129% in the three months ended January 31, 2005. This increase of cost of product sales as a percentage of net product sales is the result of our decision to sell certain Travel Kits to a major retailer at below cost in order to bolster relations and generate future sales. We also sold certain Pocket Radios to our online customers at reduced gross profits or below cost in order to reduce our inventory carrying levels. Cost of maintenance services, which constituted the balance of the cost of revenues in the three months ended January 31, 2004 is a line of service we are no longer actively pursuing.

Our consolidated total operating expenses decreased $5,684,405 or 88% to $665,744 in the three months ended January 31, 2005 as compared to $6,350,149 in the three months ended January 31, 2004.

Due to recent cash flow constraints, we were unable to fund our research and development activities at Synosphere during the quarter ended January 31, 2005. Subsequently, we vacated our Synosphere facility in February 2005 and we have ceased further research and development activities until adequate funding is obtained. We incurred no research and development activity in the quarter ended January 31, 2004 since the acquisition of Synosphere took place at the end of the quarter.

Our selling, general and administrative expenses increased $285,595 or 75% to $665,744 in the three months ended January 31, 2005 as compared to $380,149 in the three months ended January 31, 2004. This increase is mainly the result of an increase of $210,839 in employee salaries, taxes and benefits from $94,060 in the three months ended January 31, 2004 to $304,889 in the three months ended January 31, 2005 due to the quarterly contractual bonus to Bryan Scott and Ramon Perales of the Synosphere subsidiary in the aggregate of $125,000 and the consolidation of the Synosphere subsidiary employees in the three months ended January 31, 2005 that were not present in the three months ended January 31, 2004. We also experienced an increase of $89,228 of legal fees from $42,122 in the three months ended January 31, 2004 to $131,350 in the three months ended January 31, 2005 as the result of additional fees associated with lawsuit settlements and securities issues. Offsetting these increases were decreases of $25,900 and $28,465 in advertising and travel expenses, respectively, to $9,639 and $5,124 in the three months ended January 31, 2005. These decreases are the result of our lack of cash flows to fund activities outside the normal course of operations.

During the three months ended January 31, 2004 we acquired all of the outstanding membership interests in Synosphere, LLC in exchange for 30.0 million shares of our common stock. As the technological feasibility of each of the acquired technologies had yet to be fully established as of the acquisition date, the aggregate $1.2 million purchase price, based on the then prevailing market price of our common stock, was immediately expensed.

During the three months ended January 31, 2004 we granted options to individuals in exchange for consulting services. We valued the options granted using the Black-Scholes stock option pricing model and recorded an aggregate of $4,770,000 associated expense.

Our consolidated loss from operations decreased $5,633,340 or 89% to $676,605 during the three months ended January 31, 2005 as compared to $6,309,945 in the three months ended January 31, 2004. This is the result of the $1,200,000 acquired in process research and development and the $4,770,000 consulting fees paid with stock options expenses in the three months ended January 31, 2004 that were not repeated in the three months ended January 31, 2005.

Our consolidated miscellaneous income increased $330,178 or 510% to $394,906 in the three months ended January 31, 2005 as compared to $64,728 in the three months ended January 31, 2004. During both periods certain debenture holders forgave interest and principal in connection with conversions into shares of our common stock in order to settle and pay the debt in full.

Our consolidated interest and miscellaneous expense increased $156,956 or 153% to $259,236 in the three months ended January 31, 2005 as compared to $102,280 in the three months ended January 31, 2004. During the three months ended January 31, 2005 we paid certain services and liabilities through the issuance of our common stock. The fair market value of the common stock issued was $246,665 greater than the amount of the services and liabilities paid. As a result, we recorded a corresponding loss. Offsetting the 100% increase in this loss on debt settlements is the decrease of $89,709 or 88% of interest expense to $12,571 in the three months ended January 31, 2005 as compared to $102,280 in the three months ended January 31, 2004. During December 2004, we paid the remaining debenture balances of $863,675 in full through the issuance of our common stock and therefore our recognition of interest expense stopped at that point. At January 31, 2004 we had an aggregate of $2,619,297 of outstanding debenture balances that called for interest expense at 8% to 12%.

Primarily as a result of the foregoing, we incurred a net loss of $540,935 ($0.00 per basic and diluted share) in the three months ended January 31, 2005 as compared to a net loss of $6,347,497 ($0.00 per basic and diluted share) in the three months ended January 31, 2004.

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


                OUR CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES

Overview

During the course of transitioning our Company over the last several years from our discontinued computer service businesses to our current business of marketing and distributing various accessories primarily intended for use with PDAs, we have incurred substantial operating and net losses, as well as negative operating cash flows. As of January 31, 2005, our working capital deficit was $2,232,575 and our stockholders' deficit was $2,191,927. Such reflects a decrease from January 31, 2004 when our working capital deficit was $3,795,901 and our stockholders' deficit was $4,091,965. We had a nominal unrestricted cash balance of only $6,954 at January 31, 2005, as compared to $262,649 at January 31, 2004.

Our Consolidated Cash Flows

Our operating activities utilized $332,884 in cash during the three months ended January 31, 2005, a decrease of $148,100, or 31%, from the $480,984 in cash utilized during the three months ended January 31, 2004. Our decreased utilization substantially reflects a $6,040,282, or 101%, net decrease in our non-cash charges, net, being substantially offset by the $5,806,562 decrease in our net loss. The most significant reductions in our non-cash charges were the $1,200,000 and $4,770,000 in our non-cash acquisition of in-process research and development and services rendered in exchange for common stock and options, respectively. During the three months ended January 31, 2005 cash was used by a $20,577 decrease in accounts receivable and provided by a $19,692 increase in inventories, a $60,790 decrease in prepaid expenses and an $202,450 increase in accounts payable.

Our investing activities consumed $19,830 during the three months ended January 31, 2005 to fund the acquisition of Synoshere. We received an aggregate of $2,000 from the sale of fixed assets in the three months ended January 31, 2004.

Our financing activities provided $359,580 and $739,493 in cash during the three months ended January 31, 2005 and 2004, respectively. During the three months ended January 31, 2005 we paid a aggregate of $10,420 to cover a bank overdraft at October 31, 2004 and we received $2,000 in advances from our officers, $75,000 resulting from the sale of common stock through a private offering and $293,000 from the exercise of stock options. During the three months ended January 31, 2004 we received an aggregate of $9,990 from the issuance of a note payable, $734,423 from the exercise of stock options and paid $4,920 principal on notes payable.

As a result of the foregoing, our unrestricted cash increased by $6,866 to $6,954 at January 31, 2005, as compared to $262,649 at January 31, 2004.

Our Planned Capital Expenditures

We had no significant planned capital expenditures, budgeted or otherwise, as of January 31, 2005.

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

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation ("Evaluation") of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as of January 31, 2005 (the "Evaluation Date"). In the course of the Evaluation, we identified significant material weaknesses in our internal disclosure controls and procedures.

Farber & Hass LLP has advised our management that in connection with their audit of our consolidated financial statements for the year ended October 31, 2004, they noted that the Company does not have a documented system of internal controls over the processing of information, the recording of transactions or the reporting of the financial results. In addition, they noted deficiencies in internal controls relating to: weaknesses in our financial reporting process as a result of the limited segregation of critical duties, an absence of reviews and approvals of transactions and accounting entries and a lack of accounting knowledge and acumen evident in any executive of our company who has an oversight of the financial accounting and reporting process.

Farber & Hass LLP has recommended that we engage the services of an accounting firm to design and assist in the implementation of a system of internal controls and hire a knowledgeable controller or chief accounting officer to provide an internal control over the propriety of the accounting transactions and entries and assist is in the reporting of our financial results.

Farber & Hass LLP has advised our management that each of these internal control deficiencies constitute a material weakness as defined in Statement of Auditing Standards No. 60. Certain of these internal control weaknesses also constitute material weaknesses in our disclosure controls. In response, we hired an independent accounting firm as a consultant to assist us in designing a system of internal controls and procedures. The Chief Executive Officer and Chief Financial Officer has concluded that as of the Evaluation Date our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.


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


With respect to the preceding SEC investigation, it should be noted that Kenneth
W. Schilling, the Company's Chairman, Chief Executive Officer and President, remains the subject to a Cease and Desist Order from the SEC. The cease and desist order constituted part of a negotiated settlement between Mr. Schilling and the SEC that was formally entered into on February 28, 2001 pursuant to which Mr. Schilling, without admitting or denying the SEC's allegations against him, agreed to the entry of an Order enjoining him from violating Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10-b5 thereunder, and ordering him to pay a civil penalty of $20,000. In a related action, the Company, without admitting or denying any of the SEC's findings, consented to a cease-and-desist order enjoining it from committing or causing any violation or any future violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10-b5 thereunder. The underlying SEC Complaint alleged that Mr. Schilling provided false financial projections to a purported analyst for research reports recommending the purchase of the Company's common stock. The Complaint also stated that from February 1999 through June 1999, Mr. Schilling placed seventeen press releases on the Company's corporate website which contained direct hyperlinks to the analyst reports and, as late as February 2000, the Company maintained press releases on its corporate website which referenced and contained hyperlinks to the analyst reports. The SEC further alleged that in a February 19, 1999 press release, the Company characterized the analyst as "independent" even though the Company, through its then investor relations firm, had agreed to pay the analyst 200,000 shares of its common stock for the report. The SEC found that Mr. Schilling had reviewed and approved the press releases posted on the Company's corporate website. The SEC also alleged that the false financial projections which appeared on the Internet fueled a rise in both the price and the trading volume of the Company's common stock

Kenneth W. Schilling, our Chairman, Chief Executive Officer and President, remains the subject to a Cease and Desist Order from the U.S.Securities and Exchange Commission ("SEC"). The cease and desist order constituted part of a negotiated settlement between Mr. Schilling and the SEC that was formally entered into on February 28, 2001 pursuant to which Mr. Schilling, without admitting or denying the SEC's allegations against him, agreed to the entry of an Order enjoining him from violating Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10-b5 thereunder, and ordering him to pay a civil penalty of $20,000. In a related action, we, as a company, without admitting or denying any of the SEC's findings, consented to a cease-and-desist order enjoining us from committing or causing any violation or any future violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10-b5 thereunder. The underlying SEC Complaint alleged that Mr. Schilling provided false financial projections to a purported analyst for research reports recommending the purchase of our stock. The Complaint also stated that from February 1999 through June 1999, Mr. Schilling placed seventeen press releases on our corporate website which contained direct hyperlinks to the analyst reports and, as late as February 2000, we maintained press releases on our corporate website which referenced and contained hyperlinks to the analyst reports. The SEC further alleged that in a February 19, 1999 press release, we characterized the analyst as "independent" even though we, through our then investor relations firm, had agreed to pay the analyst 200,000 shares of our common stock for the report. The SEC found that Mr. Schilling had reviewed and approved the press releases posted on our corporate website. The SEC also alleged that the false financial projections which appeared on the Internet fueled a rise in both the price and the trading volume of our common stock


We remain liable to the U.S. Internal Revenue Service ("IRS") for approximately $65,000 in unpaid payroll taxes, and subsequently assessed interest, for certain periods through our fiscal 1999 first quarter. We continue to maintain an accrual for this liability in our consolidated financial statements. It is our intent to seek a reduced settlement of this liability with the IRS, if and when, we have sufficient cash so as to enable us to honor any settlement. As of January 31, 2005, the IRS had not yet assessed, nor have we accrued for, any related penalties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The securities described below represent securities of iBIZ sold by iBIZ during the three month period ended January 31, 2005, that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). The below offerings and sales were deemed to be exempt under Regulation D and Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were business associates of iBiz or executive officers and/or directors of iBiz, and transfer was restricted by iBiz in accordance with the requirements of the Securities Act.

            PRIVATE PLACEMENTS OF COMMON STOCK AND WARRANTS FOR CASH

During November 2004, the Company issued an aggregate of 75,000,000 shares of its common stock to one unrelated individual in exchange for $75,000 in cash.

During December 2004, the Company issued an aggregate of 75,000,000 shares of its common stock to D. Scott Elliott upon the exercise of options. The Company received cash in the amount of $293,000.

                       SALES OF DEBT AND WARRANTS FOR CASH


During the three months ended January 31, 2005 the Company did not engage in any sales of debt instruments and warrants to purchase shares of the Company's common stock.

                                  OPTION GRANTS

During the three months ended January 31, 2005 the Company did not grant any additional options.

        ISSUANCES OF STOCK FOR SERVICES OR IN SATISFACTION OF OBLIGATIONS

During November 2004, the Company issued an aggregate of 2,566,667 shares of its common stock, valued at $7,700, to one unrelated individual in settlement of $7,000 previously accrued. Accordingly, the Company recorded a $700 loss on debt settlement during the three months ended January 31, 2005.

During December 2004, the Company issued an aggregate of 10,139,172 shares of its common stock, valued at $50,695, to Greg Sichenzia, the Company's securities counsel, for services received during the three month ended January 31, 2005, in the amount of $15,000. The Company has an agreement whereby its monthly legal services are satisfied through the issuance of common stock at a 50% discount from market, as defined. The excess of the fair market value of shares issued over the fees billed is recorded as a loss on settlement of debt. Accordingly, the Company recorded a $35,695 loss on settlement of debt during the three months ended January 31, 2005.

During December 2004, the Company issued an aggregate of 45,749,741 shares of its common stock valued at $228,749 to Steven Thrasher, the Company's patent attorney. Of the amount issued, $56,885 was in settlement of amounts previously accrued and $53,715 was for services

                                                             9
received during the three months ended January 31, 2005. Accordingly, the Company recorded a $118,149 loss on debt settlement during the three months ended January 31, 2005.

During December 2004, the Company issued an aggregate of 2,806,400 shares of its common stock, valued at $14,032, to the AJW entities, previous holders of the Company's convertible debenture, for previously accrued interest. The full balance of the accrued interest was $18,850, accordingly, the Company recorded a $4,818 gain on settlement of debenture obligation during the three months ended January 31, 2005.

During December 2004, the Company reached an agreement with the remaining debenture holders, KCM, LLC and Laurus Master Fund, Ltd. and converted the outstanding principal balance of $863,675 and accrued interest of $254,900 into 400,000,000 shares of the Company's common stock. As a result of this agreement, the Company recorded a $390,088 gain on settlement of debenture obligation during the three months ended January 31, 2005.

         COMMON STOCK ISSUED TO OFFICERS AND OTHER EMPLOYEES AS BONUSES

During November 2004, the Company issued an aggregate of 1,087,193 shares of its common stock, valued at $3,262, to one employee in payment of a $2,500 bonus earned during the three months ended January 31, 2005. Accordingly, the Company recorded a $762 loss on debt settlement during the three months ended January 31, 2005.

During November 2004, the Company issued an aggregate of 113,786,170 shares of its common stock, valued at $341,359, equally to Bryan Scott and Ramon Perales, key employees of the Company's wholly-owned subsidiary Synosphere, for contractual bonuses previously accrued in the amount of $250,000. The Company amended its original agreement to allow the issuance of common stock in lieu of bonuses. The shares are issued at a 50% discount form market, as defined, and the excess of the fair market value of shares issued over the accrued bonuses is recorded as a loss on settlement of debt. Accordingly, the Company recorded a $91,359 loss on settlement of debt in the three months ended January 31, 2005.

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

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.

DATED THIS 25th DAY OF APRIL

                              iBIZ TECHNOLOGY CORP.





                     By: /s/ KENNETH W. SCHILLING
                     -------------------------------------
                     Kenneth W. Schilling, CEO, President,
                     and acting CFO (principal accounting
                     officer)