Form 10KSB/A
period 2004-10-31
IBIZ TECHNOLOGY CORP
filed 2005-05-06
CIK 1079893

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED OCTOBER 31, 2004

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [_]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X].

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS

                                                                            Page

                                     PART I

Item 1.   Description of Business ...........................................  3

Item 2.   Description of Property ...........................................  7

Item 3.   Legal Proceedings .................................................  8

Item 4.   Submission of Matter to Vote of Security Holders ..................  9

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters ..........  9

Item 6.   Management's Discussion and Analysis or Plan of Operation .........  9

Item 7.   Financial Statements .............................................. 18

Item 8.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure ............................. 20

Item 8A.  Controls and Procedures ........................................... 20

Item 8B.  Other Information ................................................. 20

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange Act ...... 20

Item 10.  Executive Compensation ............................................ 21

Item 11.  Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters ...................... 22

Item 12.  Certain Relationships and Related Transactions .................... 23

Item 13.  Exhibits and Reports on Form 8-K .................................. 23

Item 14.  Principal Accountant Fees and Services ............................ 25

          Signatures and Certifications ..................................... 26

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

o Systems, Devices, And Methods For Transferring Data Between An Intelligent Docking Station And A Handheld Personal Computer (Application No. 10/093,921-March 8, 2002)

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

Additional stock issuances after October 31, 2004:

o During November 2004, we issued an aggregate of 2,566,667 shares of our common stock, valued at $7,700, to Brian Franklin, an unrelated individual, in settlement of $7,000 previously accrued.

o During November 2004, we issued an aggregate of 75,000,000 shares of our common stock to Beryl Zyskind, an unrelated individual in exchange for $75,000 in cash.

o During November 2004, we issued an aggregate of 1,087,193 shares of our common stock, valued at $3,262, to Iain Shigeoka, an employee in payment of a $2,500 bonus.

o During November 2004, we issued an aggregate of 113,786,170 shares of our common stock, valued at $341,359, equally to Bryan Scott and Ramon Perales, key employees of our wholly-owned subsidiary Synosphere, for contractual bonuses previously accrued in the amount of $250,000. We amended our original agreement to allow the issuance of common stock in lieu of bonuses. The shares are issued at a 50% discount from market, as defined, and the excess of the fair market value of shares issued over the accrued bonuses is recorded as a loss on settlement of debt.

o During December 2004, we issued an aggregate of 75,000,000 shares of our common stock to D. Scott Elliott upon the exercise of options. We received cash in the amount of $293,000.

o During December 2004, we issued an aggregate of 2,806,400 shares of our common stock, valued at $14,032, to the AJW entities, previous holders of our convertible debenture, for previously accrued interest. The full balance of the accrued interest was $18,850.

o During December 2004, we issued an aggregate of 10,139,172 shares of our common stock, valued at $50,695, to Greg Sichenzia, our securities counsel, in the amount of $15,000. We have an arrangement whereby our monthly legal services are satisfied through the issuance of common stock at a 50% discount from market, as defined. The excess of the fair market value of shares issued over the fees billed is recorded as a loss on settlement of debt.

o During December 2004, we issued an aggregate of 45,749,741 shares of our common stock valued at $228,749 to Steven Thrasher, our patent attorney.

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

In connection with the April 2001 issuance of debentures to Laurus, the Company granted Laurus detachable warrants entitling it to subsequently purchase over a five year period 150,000 shares of the Company's common stock at an exercise price equal to the lesser of (i ) $1.23 per common shares or (ii) the average of the three lowest closing bid prices over any subsequent ten successive trading days. In connection with the July 2001 issuance of debentures, the Company granted Laurus detachable warrants entitling it to subsequently purchase over a five year period 100,000 shares of the Company's common stock at an exercise price equal to the lesser of (i) $0.48 per common shares or (ii) 105% of the average of the three lowest closing bid prices over any subsequent ten successive trading days. In connection with the August 2001 issuance of debentures, the Company granted Laurus detachable warrants entitling it to subsequently purchase over a five year period 52,500 shares of the Company's common stock at an exercise price equal to the lesser of (i) $0.39 per common shares or (ii) 105% of the average of the three lowest closing bid prices over any subsequent ten successive trading days. In connection with the October 2001 issuance of debentures, the Company granted Laurus detachable warrants entitling it to subsequently purchase over a five year period 35,000 shares of the Company's common stock at an exercise price equal to the lesser of (i) $0.26 per common shares of (ii) 105% of the average of the three lowest closing bid prices over any subsequent ten successive trading days. These warrants remained unexercised as of October 31, 2004.

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

Additional stock issuances after October 31, 2004:

During November 2004, we issued an aggregate of 2,566,667 shares of our common stock, valued at $7,700, to Brian Franklin, an unrelated individual, in settlement of $7,000 previously accrued.


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

o 44,744,275 shars of common stock were issued to an individual for legal services rendered: value $25,372.

o 45,749,741 shares of common stock were issued to an individual for legal services rendered; value $110,600.

o 1,087,193 shares of common stock were issued to an individual for expenses incurred on behalf of the Company; value $2,500.

o 113,786,170 shares of common stock were issued to two officers of Synosphere for the quarterly bonuses called for in there employment contracts; value $250,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.30(6) Form of Subscription Agreement for Debentures Convertible into Common Stock of iBIZ Technology Corp., dated as of October 9, 2001

10.31(8)        Form of 8% Convertible debentures Due October 9, 2002


10.32(8) Form of Warrant dated October 9, 2001 Form of Subscription Agreement for Debentures Convertible into Common Stock of iBIZ

10.33(10)       Technology Corp., dated as of August 21, 2001 between iBiz
                Technology and Laurus Master Fund, Ltd. and Keshet, L.P.

Exhibit No.     DESCRIPTION
--------------------------------------------------------------------------------

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

                          May 6, 2005



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

                          May 6, 2005

By: /s/ Mark H. Perkins
----------------------------------------
    Mark H. Perkins, Vice President of
    Operations, Director

                          May 6, 2005